Form 10-Q
period 2007-03-31
UNION STREET ACQUISITION CORP.
filed 2007-05-11
CIK 1370618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission File Number: 001-33281

Union Street Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	20-5221262
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

102 South Union Street, Alexandria, VA 22314

(Address of Principal Executive Offices including Zip Code)

(703) 682-0730

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange. (Check one):

Large Accelerated Filer   ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

There were 15,625,000 shares of the Registrant’s common stock issued and outstanding as of May 11, 2007.

Union Street Acquis ition Corp. Form 10-Q

i

PART I – FIN ANCIAL INFORMATION

Item 1.	Financial Statements

Union Street Acquisition Corp.

(a development stage company)

Balance Sheet

	March 31, 2007 (unaudited)	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$390,113	$42,207
Trust Account	99,198,388	—
Prepaid expenses	200,210	5,000

Total current assets	99,788,711	47,207
Deferred tax asset	49,306	—
Deferred offering costs		541,387

Total assets	$99,838,017	$588,594

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$725	$—
Accrued expenses	40,000	—
Taxes payable	224,523	—
Accrued offering costs	134,500	384,500
Deferred underwriting fee	3,700,000	—
Note payable to a related party	—	200,000

Total current liabilities	4,099,748	584,500

Common Stock, subject to possible conversion of 2,499,999 shares at conversion value	18,959,992	—

Commitments	—	—

Stockholders’ equity
Preferred Stock, $0.0001 par value: 1,000,000 share authorized; no shares issued and outstanding	—	—
Common Stock, $0.0001 par value; 100,000,000 shares authorized; 15,625,000 issued and outstanding at March 31, 2007 and 3,125,000 issued and outstanding at December 31, 2006	1,563	313
Additional paid-in capital	76,457,492	24,687
Income/(deficit) accumulated during the development stage	319,222	(20,906)

Total stockholders’ equity	76,778,277	4,094
Total liabilities and stockholders’ equity	$99,838,017	$588,594

The accompanying notes are an integral part of these unaudited financial statements.

Union Street Acquisition Corp.

(a development stage company)

Unaudited Statement of Operations

	January 1, 2007 Through March 31, 2007	July 18, 2006 (Date of Inception) Through March 31, 2007
Revenues	$—	$—
Expenses:
Formation and operating costs	187,113	208,019

Net loss from operations	(187,113)	(208,019)
Other income – Interest	702,458	702,458

Income before provision for taxes	515,345	494,439
Provision for income taxes	(175,217)	(175,217)

Net income	$340,128	$319,222

Number of shares outstanding	10,208,333	5,605,545

Net income per share (basic and diluted)	$0.03	$0.06

The accompanying notes are an integral part of these unaudited financial statements.

Union Street Acquisition Corp.

(a development stage company)

Statement of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount
Initial capitalization from founding stockholder and directors on July 24, 2006 at $.008 per share	3,125,000	$313	$24,688	$—	$25,000
Net loss (July 18 – Dec 31, 2006)				(20,906)	(20,906)

Balance – December 31, 2006	3,125,000	$313	$24,688	$(20,906)	$4,094

Unaudited:
Proceeds from issuance of warrants			$3,000,000		$3,000,000
Sale of 12,500,000 units through public offering net of underwriter’s discount and offering expenses, including 2,499,999 shares subject to possible conversion	12,500,000	1,250	92,392,796		92,394,047
Proceeds subject to possible conversion			(18,959,992)		(18,959,992)
Net income (Jan 1, 2007 – Mar 31, 2007)	—	—	—	340,128	340,128

Balance – March 31, 2007	15,625,000	$1,563	$76,457,492	$319,222	$76,778,277

The accompanying notes are an integral part of these unaudited financial statements.

Union Street Acquisition Corp.

(a development stage company)

Unaudited Statement of Cash Flows

	January 1, 2007 Through March 31, 2007	July 18, 2006 (Date of Inception) Through March 31, 2007
Cash flows from operating activities:
Net income	$340,128	$319,222
Adjustments to reconcile net income to net cash used by operating activities:
Interest earned on trust	(698,388)	(698,388)
Changes in:
Accrued expenses	40,725	40,725
Prepaid expenses	(195,210)	(200,210)
Deferred tax asset	(49,306)	(49,306)
Income taxes payable	224,523	224,253

Net cash used by operating activities	$(337,527)	$(363,433)

Cash flows from investing activities:
Cash placed in trust	(98,500,000)	(98,500,000)

Net cash used by investing activities	(98,500,000)	(98,500,000)

Cash flows from financing activities:
Proceeds from note payable to a related party	—	200,000
Payment of note payable to a related party	(200,000)	(200,000)
Proceeds from issuance of common stock to founding stockholders	—	25,000
Proceeds from sale of Units to public	100,000,000	100,000,000
Proceeds from Private Placement warrants	3,000,000	3,000,000
Payment of offering costs	(3,614,567)	(3,771,454)

Net cash provided by financing activities	99,185,433	99,253,546

Increase in cash	347,906	390,113
Cash, beginning of period	42,207	—

Cash, end of period	$390,113	$390,113

Supplemental schedule of non-cash financing activities:
Accrual of deferred offering costs	$134,500	$134,500
Accrual of deferred underwriting fee	3,700,000	3,700,000

The accompanying notes are an integral part of these unaudited financial statements.

UNION STREET ACQUISITION CORP.

(a development stage company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2007

Note A—Basis of Presentation

The financial statements of Union Street Acquisition Corp. (the “Company”) at March 31, 2007, for the three months ended March 31, 2007 and for the period from July 18, 2006 (inception) to March 31, 2007 (cumulative), are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2007 and the results of its operations and its cash flows for the three months ended March 31, 2007, and for the period from July 18, 2006 to March 31, 2007. Operating results for the interim periods are not necessarily indicative of the results to be expected for a full fiscal year. The December 31, 2006 balance sheet has been derived from the audited financial statements.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may be omitted pursuant to such rules and regulations.

Note B—Organization and Business Operations

Union Street Acquisition Corp. (the “Company”) was incorporated in Delaware on July 18, 2006. The Company was formed to serve as a vehicle for the acquisition of an operating business through a merger, capital stock exchange, stock purchase, asset acquisition, or other similar business combination (the “Business Combination”). The Company has neither engaged in any operations nor generated any revenue to date. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. The Company has selected December 31st as its fiscal year end.

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective February 1, 2007. The Company consummated the Offering on February 9, 2007 and received net proceeds of approximately $95.5 million. The Company’s executive officers and directors have broad discretion with respect to the specific application of the net proceeds of this offering of Units (as defined in Note D below) and the private placement of 3,000,000 warrants that occurred immediately prior to the Offering (the “Private Placement”), although substantially all of the net proceeds of the Offering and Private Placement are intended to be generally applied toward consummating an initial Business Combination with (or acquisition of) one or more operating businesses in the business services industry. Furthermore, there is no assurance that the Company will be able to successfully consummate an initial Business Combination. An amount of $98,500,000, which includes $3,000,000 relating to the sale of warrants in the Private Placement and $3,700,000 deferred payment to the underwriters in the Offering, of the net proceeds is being held in a trust account (the “Trust Account”), and invested in money market funds meeting conditions of the Investment Company Act of 1940 or securities principally issued or guaranteed by the U.S. government until the earlier of (i) the consummation of its initial Business Combination or (ii) the distribution of the Trust Account as described below. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Certain of the Company’s executive officers have agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that the executive officers will be able to satisfy those obligations. The remaining proceeds and interest income earned on the funds in the Trust Account of up to $1,500,000, after tax, may be released to us upon demand, as follows: (x) an aggregate amount of up to $1,250,000, within 12 months after the Offering, and (y) an aggregate amount of up to $250,000 plus any remaining portion of the $1,250,000 not previously released to us during the initial 12-month period, during the period that is between 12 months and 24 months after the Offering. Under the terms of the Investment Management Trust Agreement the first release of funds from the Trust Account to the Company shall include income through the first full calendar quarter following the effective date of the IPO, which for the Company will be the quarter ended June 30, 2007. As of March 31, 2007 there have been no funds released to the Company from the Trust Account.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. The Company will proceed with the initial Business Combination only if:

•	A majority of the shares of common stock voted by the public stockholders are voted in favor of the initial Business Combination; and

•	Public stockholders owning fewer than 20% of the shares sold in the Offering both vote against the initial Business Combination and exercise their conversion rights.

Public stockholders voting against the initial Business Combination will be entitled to convert their stock into a pro rata share of the amount held in the Trust Account (including the amount held in the Trust Account representing the deferred portion of the underwriters’ discounts and commissions), including any interest earned on their pro rata share (net of taxes payable and after release of up to $1,500,000 of interest income, after tax, to fund working capital requirements), if the initial Business Combination is approved and consummated.

In the event that the Company does not consummate a Business Combination within 18 months from the date of the Offering, or 24 months from the Offering if certain extension criteria have been satisfied, the Company will dissolve and distribute the proceeds held in the Trust Account to public stockholders, excluding the existing stockholders to the extent of its initial stockholdings and the warrants purchased by it in the Private Placement. In the event of such distribution, the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units offered in the Offering discussed in Note D).

With respect to an initial Business Combination which is approved and consummated, any Public Stockholder who voted against the initial Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, including all accrued interest income (net of taxes payable on such interest income and after release of up to $1,500,000 of interest income, after tax, to fund working capital requirements), calculated as of two business days prior to the consummation of the proposed initial Business Combination, divided by the number of shares of common stock held by Public Stockholders at the date of the Offering. Accordingly, Public Stockholders holding less than 20% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of an initial Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount held in the Trust Account) has been classified as common stock subject to possible conversion in the accompanying March 31, 2007 balance sheet.

Note C—Summary of Significant Accounting Policies

[1] Cash and cash equivalents:

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains cash in a bank deposit account which, at times, exceeds federally insured (FDIC) limits. The Company has not experienced any losses on this account.

[2] Income per common share:

Income per share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the period. The effect of the 12,500,000 outstanding warrants issued in connection with the initial public offering and the 3,000,000 outstanding warrants issued in connection with the private placement has not been considered in diluted income per share calculations since the warrants cannot be exercised until the later of the Company’s initial Business Combination and January 31, 2007.

[3] Use of estimates:

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires executive officers and directors to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the report period. Actual results could differ from those estimates.

[4] Income taxes:

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

[5] Accounting Pronouncements:

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the first quarter of 2007, the Company recognized no adjustments for uncertain tax benefits.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at March 31, 2007.

The tax year 2006 remains open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note D—Initial Public Offering

On February 9, 2007, the Company sold 12,500,000 units (“Units”) at an offering price of $8.00 per Unit (plus up to 1,875,000 units pursuant to the underwriters over-allotment option). Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (each, a “Warrant”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of (a) February 5, 2008 and expiring January 30, 2011 or (b) the consummation of an initial Business Combination with a target business. After the Warrants become exercisable, the Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days notice and only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. Holders of the Warrants are not entitled to net cash settlement and the Warrants may only be settled by delivery of shares of our common stock and not cash. No Warrant shall be exercisable unless at the time of exercise a registration statement relating to shares of common stock issuable upon exercise of the Warrants is effective and a prospectus relating to the shares of common stock issuable upon exercise of the warrants is available for use and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the Warrants. Consequently, the Warrants may expire unexercised and unredeemed.

The Company agreed to pay the underwriters an underwriting discount of 7% of the gross proceeds of the Offering. However, the underwriters have agreed that 3.7% of the underwriting discount will not be payable unless and until the Company completes a Business Combination and has waived it rights to receive such payment upon the Company’s liquidation if the Company is unable to complete a Business Combination. Accordingly, the deferred underwriting discount of $3,700,000 has been classified as a liability in the accompanying March 31, 2007 balance sheet.

Note E—Related Party Transactions

[1] The Company issued a $200,000 unsecured promissory note to Union Street Capital Management, LLC, a stockholder of the Company and an affiliate of the executive officers of the Company, on July 24, 2006. The note was non-interest bearing and was payable upon the earlier of a completion of the Offering or July 24, 2008. The note was repaid upon the consummation of the Offering from the net proceeds of the Offering.

[2] The Company presently occupies office space provided by Union Street Capital Management, LLC, the affiliate described above. Such affiliate has agreed that it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering and continuing until the earlier of the consummation of an initial Business Combination by the Company or the Company’s liquidation. The statements of operations include $15,000 of expense relating to this agreement.

Note F—Founding Stockholders

Union Street Capital Management, LLC, a related party to the Company, purchased an aggregate of 3,000,000 warrants from the Company at a price of $1.00 per warrant, for an aggregate purchase price of $3,000,000. All of the proceeds from these purchases were placed in the Trust Account. These warrants were purchased in a private placement that occurred immediately prior to the completion of the Offering.

Note G—Common Stock

At March 31, 2007, 15,500,000 shares were reserved for issuance upon the exercise of the Warrants and the Private Placement Warrants.

Note H—Income Taxes

The provision for income taxes for the period ended March 31, 2007 consists of the following:

Current:
Federal	$224,523
State	—

Total current	224,523
Deferred federal	(49,306)

$175,217

The tax effect of temporary differences that give rise to the net deferred tax asset at March 31, 2007 is as follows:

Expenses deferred for income tax purposes	$49,306

Net deferred tax asset	$49,306

During 2007, the Company began to generate taxable income and therefore is no longer recording a valuation allowance.

ITEM 2.	MANAGEME NT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings.

The following discussion should be read in conjunction with our unaudited Financial Statements and related Notes thereto included elsewhere in this report.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Overview

We were formed on July 18, 2006 as a blank check company for the purpose of acquiring, through a merger, stock exchange, asset acquisition, reorganization or similar business combination, one or more operating businesses. We intend to use cash derived from the net proceeds of our initial public offering, together with any additional financing arrangements that we undertake, to effect a business combination.

On February 9, 2007, the Company sold 12,500,000 units (“Units”) at an offering price of $8.00 per Unit (plus up to 1,875,000 units pursuant to the underwriters over-allotment option). Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (each, a “Warrant”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of (a) February 5, 2008 and expiring January 30, 2011 or (b) the consummation of an initial Business Combination with a target business.

As of March 31, 2007, approximately $99,198,000 was held in trust and we had approximately $390,000 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

Through March 31, 2007, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our private placement and initial public offering. For the three months ended March 31, 2007, we earned approximately $698,000 in interest income.

The following table shows the total funds held in the trust account as of March 31, 2007:

Net proceeds from our initial public offering and private placement of warrants to Union Street Capital Management, LLC placed in trust	$94,800,000
Deferred underwriters’ discounts and commissions	3,700,000
Total interest received to date	698,388
Less total taxes paid through March 31, 2007	—

Total funds held in trust account as of March 31, 2007	$99,198,388

Results of Operations for the three month period ended March 31, 2007

Net income of $340,128 reported for the quarter ended March 31, 2007 consisted primarily of investment income on the trust account of $698,388 offset by $3,700 expense for professional fees, $20,695 expense for director and officer liability insurance, $15,000 expense for a monthly administrative services agreement, $24,193 expense for travel and entertainment, $73,317 for AMEX listing fees, $42,095 for franchise tax, $4,043 for other expenses and $175,217 of income taxes. At March 31, 2007, we had cash outside of the trust fund of $390,113, prepaid expenses of $200,210 and accounts payable and accrued offering costs of $135,225. Until we enter into a business combination, we will not have revenues other than interest income, and will continue to incur expenses relating to identifying a target business to acquire.

We presently occupy office space provided by Union Street Capital Management LLC, an affiliate of our initial stockholders. Union Street Capital Management LLC has agreed that, until we consummate the acquisition of a target business, it will make such office space, as well as certain office and secretarial services, available to us, as we may require from time to time. We have agreed to pay Union Street Capital Management LLC $7,500 per month for such services commencing on February 1, 2007. The statement of operations for the period ended March 31, 2006 includes $15,000 related to this agreement.

Liquidity and Capital Resources

Assuming the release of the full amount of the interest we are entitled to receive from the trust account, we believe we will have sufficient available funds outside of the trust account to operate through February 7, 2009, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Off-Balance Sheet Arrangements

Warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The warrants meet the scope exception in paragraph 11(a) of Financial Accounting Standards (FAS) 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See Note D to the financial statements for more information.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust account are to be invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 or United States treasury bills. Given our limited risk in our exposure to money market funds and treasury bills, we do not view the interest rate risk to be significant.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2007 was made under the supervision and with the participation of our management. Based on that evaluation, our management concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section titled “Risk Factors” in our Prospectus as filed with the Securities and Exchange Commission dated February 5, 2007, which could materially affect our business, financial condition or future results. There have been no material updates or changes to such Risk Factors that are required to be disclosed in this Item 1A.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNION STREET ACQUISITION CORP.

May 11, 2007	By:	/S/ A. Clayton Perfall
A. Clayton Perfall
Chief Executive Officer

	By:	/S/ Brian H. Burke
Brian H. Burke
Chief Financial Officer