Form 10-Q
period 2007-06-30
UNION STREET ACQUISITION CORP.
filed 2007-08-03
CIK 1370618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007.

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

There were 15,625,000 shares of the Registrant’s common stock issued and outstanding as of August 1, 2007.

Union Street Acquisition Corp. Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Union Street Acquisition Corp.

(a development stage company)

Balance Sheet

	June 30, 2007 (unaudited)	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$161,207	$42,207
Trust Account	100,003,068	—
Prepaid expenses	160,661	5,000

Total current assets	100,324,936	47,207
Deferred tax asset	84,862	—
Deferred offering costs	—	541,387

Total assets	$100,409,798	$588,594

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$—
Accrued expenses	80,000	—
Taxes payable	188,493	—
Accrued offering costs	—	384,500
Deferred underwriting fee	3,700,000	—
Note payable to a related party	—	200,000

Total current liabilities	3,968,493	584,500

Common Stock, subject to possible conversion	18,959,992	—

Commitments	—	—

Stockholders’ equity
Preferred Stock, $0.0001 par value: 1,000,000 share authorized; no shares issued and outstanding	—	—
Common Stock, $0.0001 par value; 100,000,000 shares authorized; 15,625,000 issued and outstanding at June 30, 2007 and 3,125,000 issued and outstanding at December 31, 2006	1,563	313
Additional paid-in capital	76,425,959	24,687
Income/(deficit) accumulated during the development stage	1,053,791	(20,906)

Total stockholders’ equity	77,481,313	4,094

Total liabilities and stockholders’ equity	$100,409,798	$588,594

The accompanying notes are an integral part of these unaudited financial statements.

Union Street Acquisition Corp.

(a development stage company)

Unaudited Statements of Operations

	April 1 Through June 30, 2007	January 1 Through June 30, 2007	July 18, 2006 (Date of Inception) Through June 30, 2007
Formation and operating costs	$144,576	$331,689	$352,595

Net loss from operations	(144,576)	(331,689)	(352,595)
Other income—Interest	1,257,559	1,960,017	1,960,017

Income before provision for taxes	1,112,983	1,628,328	1,607,422
Provision for income taxes	(378,414)	(553,631)	(553,631)

Net income	734,569	1,074,697	1,053,791

Basic and diluted net earnings per share	$0.05	$0.08	$0.13
Weighted average shares outstanding	15,625,000	12,931,630	8,225,575

The accompanying notes are an integral part of these unaudited financial statements.

Union Street Acquisition Corp.

(a development stage company)

Statement of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Earnings Accumulated During the Development Stage	Total
	Shares	Amount
Initial capitalization from founding stockholder and directors on July 24, 2006 at $.008 per share	3,125,000	$313	$24,687	$—	$25,000
Net loss (July 18—Dec 31, 2006)				$(20,906)	$(20,906)

Balance—December 31, 2006	3,125,000	$313	$24,687	$(20,906)	$4,094

Unaudited:
Proceeds from issuance of warrants			$3,000,000		$3,000,000
Sale of 12,500,000 units through public offering net of underwriter’s discount and offering expenses, including 2,499,999 shares subject to possible conversion)	12,500,000	$1,250	$92,361,264		$92,362,514
Proceeds subject to possible conversion			$(18,959,992)		$(18,959,992)
Net income (Jan 1, 2007—Jun 30, 2007)				$1,074,697	$1,074,697

Balance—June 30, 2007	15,625,000	$1,563	$76,425,959	$1,053,791	$77,481,313

The accompanying notes are an integral part of these unaudited financial statements.

Union Street Acquisition Corp.

(a development stage company)

Unaudited Statement of Cash Flows

	April 1, 2007 Through June 30, 2007	January 1, 2007 Through June 30, 2007	July 18, 2006 (Date of Inception) Through June 30, 2007
Cash flows from operating activities:
Net income	$734,569	$1,074,697	$1,053,791
Adjustments to reconcile net loss to net cash provided by operating activities:
Interest earned on trust	(1,254,681)	(1,953,068)	(1,953,068)
Changes in:
Accrued expenses	39,275	80,000	80,000
Prepaid expenses	39,549	(155,661)	(160,661)
Deferred tax asset	(35,556)	(84,862)	(84,862)
Income taxes payable	$413,970	638,493	638,493

Net cash used by operating activities	$(62,874)	$(400,401)	$(426,307)

Cash flows from investing activities:
Cash placed in trust	$—	$(98,500,000)	$(98,500,000)

Net cash used by investing activities	$—	$(98,500,000)	$(98,500,000)

Cash flows from financing activities:
Proceeds from note payable to a related party	$—	$—	$200,000
Payment of note payable to a related party	—	(200,000)	(200,000)
Proceeds from issuance of common stock to founding stockholders	—	—	25,000
Proceeds from sale of Units to public	—	100,000,000	100,000,000
Proceeds from Private Placement warrants	—	3,000,000	3,000,000
Payment of offering costs	(166,032)	(3,780,599)	(3,937,486)

Net cash provided by financing activities	$(166,032)	$99,019,401	$99,087,514

Increase in cash	$(228,906)	$119,000	$161,207
Cash, beginning of period	$390,113	$42,207	$—

Cash, end of period	$161,207	$161,207	$161,207

Supplemental schedule of non-cash financing activities:
Accrual of deferred underwriting fee	$3,700,000	$3,700,000	$3,700,000

The accompanying notes are an integral part of these unaudited financial statements.

UNION STREET ACQUISITION CORP.

(a development stage company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2007

Note A—Basis of Presentation

The financial statements of Union Street Acquisition Corp. (the “Company”) at June 30, 2007, for the three and six months ended June 30, 2007 and for the period from July 18, 2006 (inception) to June 30, 2007 (cumulative), are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2007 and the results of its operations and its cash flows for the three and six months ended June 30, 2007, and for the period from July 18, 2006 to June 30, 2007. Operating results for the interim periods are not necessarily indicative of the results to be expected for a full fiscal year. The December 31, 2006 balance sheet has been derived from the audited financial statements.

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

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective February 1, 2007. The Company consummated the Offering on February 9, 2007 and received net proceeds of approximately $95.5 million. The Company’s executive officers and directors have broad discretion with respect to the specific application of the net proceeds of this offering of Units (as defined in Note D below) and the private placement of 3,000,000 warrants that occurred immediately prior to the Offering (the “Private Placement”), although substantially all of the net proceeds of the Offering and Private Placement are intended to be generally applied toward consummating an initial Business Combination with (or acquisition of) one or more operating businesses in the business services industry. Furthermore, there is no assurance that the Company will be able to successfully consummate an initial Business Combination. An amount of $98,500,000, which includes $3,000,000 relating to the sale of warrants in the Private Placement and $3,700,000 deferred payment to the underwriters in the Offering, of the net proceeds is being held in a trust account (the “Trust Account”), and invested in money market funds meeting conditions of the Investment Company Act of 1940 or securities principally issued or guaranteed by the U.S. government until the earlier of (i) the consummation of its initial Business Combination or (ii) the distribution of the Trust Account as described below. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Certain of the Company’s executive officers have agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that the executive officers will be able to satisfy those obligations. The remaining proceeds and interest income earned on the funds in the Trust Account of up to

$1,500,000, after tax, may be released to us upon demand, as follows: (x) an aggregate amount of up to $1,250,000, within 12 months after the Offering, and (y) an aggregate amount of up to $250,000 plus any remaining portion of the $1,250,000 not previously released to us during the initial 12-month period, during the period that is between 12 months and 24 months after the Offering. Under the terms of the Investment Management Trust Agreement the first release of funds from the Trust Account to the Company shall include income through the first full calendar quarter following the effective date of the IPO, which for the Company will be the quarter ended June 30, 2007. As of June 30, 2007 there have been no funds released to the Company from the Trust Account.

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

With respect to an initial Business Combination which is approved and consummated, any Public Stockholder who voted against the initial Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, including all accrued interest income (net of taxes payable on such interest income and after release of up to $1,500,000 of interest income, after tax, to fund working capital requirements), calculated as of two business days prior to the consummation of the proposed initial Business Combination, divided by the number of shares of common stock held by Public Stockholders at the date of the Offering. Accordingly, Public Stockholders holding less than 20% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of an initial Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount held in the Trust Account) has been classified as common stock subject to possible conversion in the accompanying June 30, 2007 balance sheet.

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

[5] Accounting Pronouncements:

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the second quarter of 2007, the Company recognized no adjustments for uncertain tax benefits.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at June 30, 2007.

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

Note D—Initial Public Offering

On February 9, 2007, the Company sold 12,500,000 units (“Units”) at an offering price of $8.00 per Unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (each, a “Warrant”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of (a) February 5, 2008 and expiring January 30, 2011 or (b) the consummation of an initial Business Combination with a target business. After the Warrants become exercisable, the Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days notice and only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. Holders of the Warrants are not entitled to net cash settlement and the Warrants may only be settled by delivery of shares of our common stock and not cash. No Warrant shall be exercisable unless at the time of exercise a registration statement relating to shares of common stock issuable upon exercise of the Warrants is effective and a prospectus relating to the shares of common stock issuable upon exercise of the warrants is available for use and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the Warrants. Consequently, the Warrants may expire unexercised and unredeemed.

The Company agreed to pay the underwriters an underwriting discount of 7% of the gross proceeds of the Offering. However, the underwriters have agreed that 3.7% of the underwriting discount will not be payable unless and until the Company completes a Business Combination and has waived it rights to receive such payment upon the Company’s liquidation if the Company is unable to complete a Business Combination. Accordingly, the deferred underwriting discount of $3,700,000 has been classified as a liability in the accompanying June 30, 2007 balance sheet.

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

[2] The Company presently occupies office space provided by Union Street Capital Management, LLC, the affiliate described above. Such affiliate has agreed that it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering and continuing until the earlier of the consummation of an initial Business Combination by the Company or the Company’s liquidation. The statement of operations for the three and six months ended June 30, 2007 includes $22,500 and $37,500, respectively, of expense relating to this agreement.

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

Note G—Common Stock

At June 30, 2007, 15,500,000 shares were reserved for issuance upon the exercise of the Warrants and the Private Placement Warrants.

Note H—Income Taxes

The provision for income taxes for the period ended June 30, 2007 consists of the following:

Current:
Federal	$638,493

Total current	638,493
Deferred federal	(84,862)

$553,631

The tax effect of temporary differences that give rise to the net deferred tax asset at June 30, 2007 is as follows:

Expenses deferred for income tax purposes	$84,862

Net deferred tax asset	$84,862

During 2007, the Company began to generate taxable income and therefore is no longer recording a valuation allowance.

Note I—Subsequent Event

On July 17, 2007 the Company had released to it $1,250,000 of investment income earned on the trust account for working capital purposes in accordance with the Investment Management Trust Agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On February 9, 2007, the Company sold 12,500,000 units (“Units”) at an offering price of $8.00 per Unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (each, a “Warrant”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of (a) February 5, 2008 and expiring January 30, 2011 or (b) the consummation of an initial Business Combination with a target business.

As of June 30, 2007, approximately $100,003,068 was held in trust and we had approximately $161,207 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

Through June 30, 2007, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our private placement and initial public offering. For the three and six months ended June 30, 2007, we earned approximately $1,254,681 and $1953,068, respectively, in interest income on the trust account.

The following table shows the total funds held in the trust account as of June 30, 2007:

Net proceeds from our initial public offering and private placement of warrants to Union Street Capital Management, LLC placed in trust	$94,800,000
Deferred underwriters’ discounts and commissions	3,700,000
Total interest received to date	1,953,068
Less total taxes paid through June 30, 2007	(450,000)

Total funds held in trust account as of June 30, 2007	$100,003,068

Results of Operations for the three month period ended June 30, 2007

Net income of $734,569 reported for the quarter ended June 30, 2007 consisted primarily of investment income on the trust account of $1,254,681 and other interest income of $2,877 offset by $2,335 expense for professional fees, $34,086 expense for director and officer liability insurance, $22,500 expense for a monthly administrative services agreement, $32,633 expense for travel and entertainment, $5,464 for AMEX listing fees, $40,000 for franchise tax, $7,557 for other expenses and $378,414 of income taxes. At June 30, 2007, we had cash outside of the trust fund of $161,207, prepaid expenses of $160,661 and accounts payable and accrued expenses of $80,000. Until we enter into a business combination, we will not have revenues other than interest income, and will continue to incur expenses relating to identifying a target business to acquire.

Results of Operations for the six month period ended June 30, 2007

Net income of $1,074,697 reported for the six months ended June 30, 2007 consisted primarily of investment income on the trust account of $1,953,068 and other interest income of $6,049 offset by $6,035 expense for professional fees, $54,780 expense for director and officer liability insurance, $37,500 expense for a monthly administrative services agreement, $56,826 expense for travel and entertainment, $78,781 for AMEX listing fees, $82,095 for franchise tax, $14,772 for other expenses and $553,631 of income taxes.

We presently occupy office space provided by Union Street Capital Management LLC, an affiliate of our initial stockholders. Union Street Capital Management LLC has agreed that, until we consummate the acquisition of a target business, it will make such office space, as well as certain office and secretarial services, available to us, as we may require from time to time. We have agreed to pay Union Street Capital Management LLC $7,500 per month for such services commencing on February 1, 2007. The statement of operations for the quarter ended June 30, 2007 includes $22,500 related to this agreement.

Subsequent Event

On July 17, 2007 the Company had released to it $1,250,000 of investment income earned on the trust account for working capital purposes in accordance with the Investment Management Trust Agreement.

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

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2007 was made under the supervision and with the participation of our management. Based on that evaluation, our management concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNION STREET ACQUISITION CORP.

August 2, 2007	By:	/s/ A. Clayton Perfall
A. Clayton Perfall
Chief Executive Officer

	By:	/s/ Brian H. Burke
Brian H. Burke
Chief Financial Officer