Form 10-Q
period 2007-09-30
UNION STREET ACQUISITION CORP.
filed 2007-11-06
CIK 1370618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007.

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

There were 15,625,000 shares of the Registrant’s common stock issued and outstanding as of November 1, 2007.

Union Street Acquisition Corp. Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Union Street Acquisition Corp.

(a development stage company)

Balance Sheet

	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,379,004	$42,207
Trust Account	99,506,346	—
Prepaid expenses	121,111	5,000

Total current assets	101,006,461	47,207
Deferred tax asset	176,903	—
Deferred offering costs	—	541,387

Total assets	$101,183,364	$588,594

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,045	$—
Accrued expenses	120,000	—
Deferred interest	173,897
Taxes payable	102,132	—
Accrued offering costs	—	384,500
Deferred underwriting fee	3,700,000	—
Note payable to a related party	—	200,000

Total current liabilities	4,108,074	584,500

Common Stock, subject to possible conversion, 2,499,999 shares at conversion value	18,959,992	—

Commitments	—	—

Stockholders’ equity
Preferred Stock, $0.0001 par value: 1,000,000 share authorized; no shares issued and outstanding	—	—
Common Stock, $0.0001 par value; 100,000,000 shares authorized; 15,625,000 issued and outstanding at September 30, 2007 (including 2,499,999 shares subject to possible conversion) and 3,152,000 issued and outstanding at December 31, 2006	1,563	313
Additional paid-in capital	76,425,959	24,687
Income/(deficit) accumulated during the development stage	1,687,776	(20,906)

Total stockholders’ equity	78,115,298	4,094

Total liabilities and stockholders’ equity	$101,183,364	$588,594

The accompanying notes are an integral part of these unaudited financial statements.

Union Street Acquisition Corp.

(a development stage company)

Unaudited Statements of Operations

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007	July 18, 2006 (Date of Inception) Through September 30, 2006	July 18, 2006 (Date of Inception) Through September 30, 2007
Formation and operating costs	$136,813	$468,502	$4,117	$489,408

Net loss from operations	(136,813)	(468,502)	(4,117)	(489,408)
Other income - Interest	1,097,396	3,057,413	—	3,057,413

Income before provision for taxes	960,583	2,588,911	(4,117)	2,568,005
Provision for income taxes	(326,598)	(880,229)	—	(880,229)

Net income	633,985	1,708,682	(4,117)	1,687,776

Basic and diluted net earnings per share	$0.05	$0.13	$(0.00)	$0.18
Weighted average shares outstanding	15,625,000	13,839,286	3,125,000	9,772,727

The accompanying notes are an integral part of these unaudited financial statements.

Union Street Acquisition Corp.

(a development stage company)

Statement of Stockholders’ Equity

	Common Stock		Additional Paid-In	Earnings Accumulated During the Development	Total
	Shares	Amount	Capital	Stage
Initial capitalization from founding stockholder and directors on July 24, 2006 at $.008 per share	3,125,000	$313	$24,687	$—	$25,000
Net loss (July 18 - Dec 31, 2006)				(20,906)	(20,906)

Balance - December 31, 2006	3,125,000	$313	$24,687	$(20,906)	$4,094

Unaudited:
Proceeds from issuance of warrants			3,000,000		3,000,000
Sale of 12,500,000 units through public offering net of underwriter’s discount and offering expenses, including 2,499,999 shares subject to possible conversion)	12,500,000	1,250	92,361,264		92,362,514
Proceeds subject to possible conversion			(18,959,992)		(18,959,992)
Net income (Jan 1, 2007 - Sep 30, 2007)				1,708,682	1,708,682

Balance - September 30, 2007	15,625,000	$1,563	$76,425,959	$1,687,776	$78,115,298

The accompanying notes are an integral part of these unaudited financial statements.

Union Street Acquisition Corp.

(a development stage company)

Unaudited Statement of Cash Flows

	Nine Months Ended September 30, 2007	July 18, 2006 (Date of Inception) Through September 30, 2006	July 18, 2006 (Date of Inception) Through September 30, 2007
Cash flows from operating activities:
Net income	$1,708,682	$(4,117)	$1,687,776
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on trust	(3,211,346)	—	(3,211,346)
Changes in:
Accrued expenses	132,045	1,114	132,045
Prepaid expenses	(116,111)	—	(121,111)
Deferred interest	173,897	—	173,897
Deferred tax asset	(176,903)	—	(176,903)
Income taxes payable	1,057,132	—	1,057,132

Net cash used in operating activities	(432,604)	(3,003)	(458,510)

Cash flows from investing activities:
Cash placed in trust	(98,500,000)	—	(98,500,000)
Disbursements from Trust	1,250,000		1,250,000

Net cash used by investing activities	(97,250,000)	—	(97,250,000)

Cash flows from financing activities:
Proceeds from note payable to a related party	—	200,000	200,000
Payment of note payable to a related party	(200,000)	—	(200,000)
Proceeds from issuance of common stock to founding stockholders	—	25,000	25,000
Proceeds from sale of Units to public	100,000,000	—	100,000,000
Proceeds from Private Placement warrants	3,000,000	—	3,000,000
Payment of offering costs	(3,780,599)	(42,229)	(3,937,486)

Net cash provided by financing activities	99,019,401	182,771	99,087,514

Increase in cash	1,336,797	179,768	1,379,004
Cash, beginning of period	42,207	—	—

Cash, end of period	$1,379,004	$179,768	$1,379,004

Supplemental schedule of non-cash financing activities:
Accrual of deferred offering costs	$—	$77,787	$—
Accrual of deferred underwriting fee	$3,700,000	$—	$3,700,000

The accompanying notes are an integral part of these unaudited financial statements.

UNION STREET ACQUISITION CORP.

(a development stage company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2007

Note A—Basis of Presentation

The financial statements of Union Street Acquisition Corp. (the “Company”) at September 30, 2007, for the three and nine months ended September 30, 2007, the period from July 18, 2006 (inception) to September 30, 2006 and for the period from July 18, 2006 (inception) to September 30, 2007 (cumulative), are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2007 and the results of its operations and its cash flows for the three and nine months ended September 30, 2007, the period from July 18, 2006 (inception) to September 30, 2006 and for the period from July 18, 2006 to September 30, 2007. Operating results for the interim periods are not necessarily indicative of the results to be expected for a full fiscal year. The December 31, 2006 balance sheet has been derived from the audited financial statements.

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

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective February 1, 2007. The Company consummated the Offering on February 9, 2007 and received net proceeds of approximately $95.5 million. The Company’s executive officers and directors have broad discretion with respect to the specific application of the net proceeds of this offering of Units (as defined in Note D below) and the private placement of 3,000,000 warrants that occurred immediately prior to the Offering (the “Private Placement”), although substantially all of the net proceeds of the Offering and Private Placement are intended to be generally applied toward consummating an initial Business Combination with (or acquisition of) one or more operating businesses in the business services industry. Furthermore, there is no assurance that the Company will be able to successfully consummate an initial Business Combination. An amount of $98,500,000, which includes $3,000,000 relating to the sale of warrants in the Private Placement and $3,700,000 deferred payment to the underwriters in the Offering, of the net proceeds is being held in a trust account (the “Trust Account”), and invested in money market funds meeting conditions of the Investment Company Act of 1940 or securities principally issued or guaranteed by the U.S. government until the earlier of (i) the consummation of its initial Business Combination or (ii) the distribution of the Trust Account as described below. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Certain of the Company’s executive officers have agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that the executive officers will be able to satisfy those obligations. The remaining proceeds and interest income earned on the funds in the Trust Account of up to $1,500,000, after tax, may be released to us upon demand, as follows: (x) an aggregate amount of up to $1,250,000, within 12 months after the Offering, and (y) an aggregate amount of up to $250,000 plus any remaining portion of the $1,250,000 not previously released to us during the initial 12-month period, during the period that is between 12 months and 24 months after the Offering. Under the terms of the Investment Management Trust Agreement the first release of funds from the Trust Account to the Company shall include income through the first full calendar quarter following the effective date of the IPO, which for the Company will be the quarter ended June 30, 2007. As of September 30, 2007 there had been $1,250,000 released to the Company from the Trust Account.

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

With respect to an initial Business Combination which is approved and consummated, any Public Stockholder who voted against the initial Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, including all accrued interest income (net of taxes payable on such interest income and after release of up to $1,500,000 of interest income, after tax, to fund working capital requirements), calculated as of two business days prior to the consummation of the proposed initial Business Combination, divided by the number of shares of common stock held by Public Stockholders at the date of the Offering. Accordingly, Public Stockholders holding less than 20% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of an initial Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.9999% of the amount held in the Trust Account) has been classified as common stock subject to possible conversion and a portion of the interest earned on the Trust Account (19.9999% of the interest earned on the Trust Account net of related taxes payable and net of the $1,250,000 released for working capital) has been classified as deferred interest in the accompanying September 30, 2007 balance sheet.

In the event that the Company does not consummate a Business Combination within 18 months from the consummation of the Offering (August 9, 2008), or 24 months from the Offering if certain extension criteria have been satisfied, the Company will dissolve and distribute the proceeds held in the Trust Account to public stockholders, excluding the existing stockholders to the extent of its initial stockholdings and the warrants purchased by it in the Private Placement. There is no assurance that the Company will be able to successfully effect a Business Combination during this period. This factor raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements are prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In the event of such distribution, the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units offered in the Offering discussed in Note D).

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

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at September 30, 2007.

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

The Company agreed to pay the underwriters an underwriting discount of 7% of the gross proceeds of the Offering. However, the underwriters have agreed that 3.7% of the underwriting discount will not be payable unless and until the Company completes a Business Combination and has waived it rights to receive such payment upon the Company’s liquidation if the Company is unable to complete a Business Combination. Accordingly, the deferred underwriting discount of $3,700,000 has been classified as a liability in the accompanying September 30, 2007 balance sheet.

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

[2] The Company presently occupies office space provided by Union Street Capital Management, LLC, the affiliate described above. Such affiliate has agreed that it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering and continuing until the earlier of the consummation of an initial Business Combination by the Company or the Company’s liquidation. The statement of operations for the three and nine months ended September 30, 2007 includes $22,500 and $60,000, respectively, of expense relating to this agreement.

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

Note G—Common Stock

At September 30, 2007, 15,500,000 shares were reserved for issuance upon the exercise of the Warrants and the Private Placement Warrants.

Note H—Income Taxes

The provision for income taxes for the period ended September 30, 2007 consists of the following:

	January 1 through September 30, 2007	Three Months Ended September 30, 2007
Current:
Federal	$1,057,132	$418,639

Total current	1,057,132	418,639
Deferred Federal	(176,903)	(92,041)

	$880,229	$326,598

The tax effect of temporary differences that give rise to the net deferred tax asset is as follows:

	September 30, 2007	December 31, 2006
Expenses deferred for income taxpurposes	$117,778	$8,153
Income deferred for book purposes	59,125	—

	176,903	8,153
Valuation allowance	—	(8,153)

Net deferred tax asset	$176,903	$—

During 2007, the Company began to generate taxable income and therefore is no longer recording a valuation allowance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of September 30, 2007, $99,506,346 was held in trust and we had $1,379,004 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

Through September 30, 2007, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our private placement and initial public offering. For the three and nine months ended September 30, 2007, we earned $1,258,277 and $3,211,346, respectively, in interest income on the trust account of which $173,897 was deferred and $1,084,380 and $3,037,449, respectively, is included in interest income in the statements of operations.

On July 17, 2007 the Company had released to it $1,250,000 of investment income earned on the trust account for working capital purposes in accordance with the Investment Management Trust Agreement.

The following table shows the total funds held in the trust account as of September 30, 2007:

Net proceeds from our initial public offering and private placement of warrants to Union Street Capital Management, LLC placed in trust	$94,800,000
Deferred underwriters’ discounts and commissions	3,700,000
Total interest received through September 30,2007	3,211,346
Working capital disbursements through September 30, 2007	(1,250,000)
Less total taxes paid through September 30, 2007	(955,000)

Total funds held in trust account as of September 30, 2007	$99,506,346

Results of Operations for the three month period ended September 30, 2007

Net income of $633,985 reported for the quarter ended September 30, 2007 consisted primarily of investment income on the trust account (net of deferred interest) of $1,084,380 and other interest income of $13,016 offset by $12,045 expense for professional fees, $34,086 expense for director and officer liability insurance, $22,500 expense for a monthly administrative services agreement, $16,040 expense for travel and entertainment, $5,464 for AMEX listing fees, $40,000 for franchise tax, $6,678 for other expenses and $326,598 of income taxes. At September 30, 2007, we had cash outside of the trust fund of $1,379,004, prepaid expenses of $121,111 and accounts payable and accrued expenses of $132,045. Until we enter into a business combination, we will not have revenues other than interest income, and will continue to incur expenses relating to identifying a target business to acquire.

Results of Operations for the nine month period ended September 30, 2007

Net income of $1,708,682 reported for the nine months ended September 30, 2007 consisted primarily of investment income on the trust account (net of deferred interest) of $3,037,449 and other interest income of $19,964 offset by $18,080 expense for professional fees, $88,866 expense for director and officer liability insurance, $60,000 expense for a monthly administrative services agreement, $72,867 expense for travel and entertainment, $84,245 for AMEX listing fees, $122,095 for franchise tax, $22,349 for other expenses and $880,229 of income taxes.

We presently occupy office space provided by Union Street Capital Management LLC, an affiliate of our initial stockholders. Union Street Capital Management LLC has agreed that, until we consummate the acquisition of a target business, it will make such office space, as well as certain office and secretarial services, available to us, as we may require from time to time. We have agreed to pay Union Street Capital Management LLC $7,500 per month for such services commencing on February 1, 2007. The statement of operations for the nine months ended September 30, 2007 includes $60,000 related to this agreement.

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

An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2007 was made under the supervision and with the participation of our management. Based on that evaluation, our management concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

UNION STREET ACQUISITION CORP.

November 6, 2007	By:	/s/ A. Clayton Perfall
A. Clayton Perfall
Chief Executive Officer

	By:	/s/ Brian H. Burke
Brian H. Burke
Chief Financial Officer