Form 10-K
period 2007-12-31
UNION STREET ACQUISITION CORP.
filed 2008-03-17
CIK 1370618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33281

UNION STREET ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	20-5221262
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

102 South Union Street Alexandria, VA	22314
(Address of principal executive offices)	(Zip Code)

(703) 682-0730

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one share of common stock, $0.0001 par value, and one warrant	American Stock Exchange
Common Stock, $0.0001 par value per share	American Stock Exchange
Warrants to purchase common stock	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐

Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐.

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Registrant’s Common Stock on June 29, 2007, of $7.52, as reported on the American Stock Exchange, was approximately $94,000,000. As of February 29, 2008, there were 15,625,000 shares of common stock, par value $.001 per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to, our:

•	being a development stage company with no operating history;

•	Ability to complete our initial business combination

•	dependence on key personnel, some of whom may join us following an initial transaction;

•	personnel allocating their time to other businesses and potentially having conflicts of interest with our business;

•	potentially being unable to obtain additional financing to complete an initial transaction;

•	limited pool of prospective target businesses;

•	securities’ ownership being concentrated;

•	potential change in control if we acquire one or more target businesses for stock;

•	risk associated with operating in the business services industry;

•	delisting of our securities from the American Stock Exchange or our inability to have our securities listed on the American Stock Exchange following a business combination;

•	financial performance following an initial transaction; or

•	those other risks and uncertainties detailed in the Registrant’s filings with the Securities and Exchange Commission (the “SEC”).

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us described in our filings with the SEC. The forward-looking events we discuss in this Annual Report on Form 10-K speak only as of the date of such statement and might not occur in light of these risks, uncertainties and assumptions. Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Unless otherwise provided in this Annual Report on Form 10-K, references to “the Company,” “the Registrant,” “we,” “us” and “our” refer to Union Street Acquisition Corp.

PART I

Item 1.	Business.

Union Street Acquisition Corp. (the “Company”, “we”, “us” or “Union Street”) is a blank check company organized under the laws of the State of Delaware on July 18, 2006. We were formed to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more domestic or international assets or an operating business in the business services industry. The Company has neither engaged in any operations nor generated any revenue to date. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective February 1, 2007. The Company consummated the Offering on February 9, 2007 and received net proceeds of approximately $92.4 million. The Company’s executive officers and directors have broad discretion with respect to the specific application of the net proceeds of the Offering and the private placement of 3,000,000 warrants that occurred immediately prior to the Offering (the “Private Placement”), although substantially all of the net proceeds of the Offering and Private Placement are intended to be generally applied toward consummating an initial business combination with (or acquisition of) one or more operating businesses in the business services industry.

Our executive offices are located at 102 South Union Street, Alexandria, VA 22314 and our telephone number at that location is (703) 682-0730. We currently have a website at www.unionstreetcorp.com and consequently we make available on the internet materials that we file with or furnish to the Commission. We will provide electronic or paper copies of such materials free of charge upon request.

Recent Developments

As previously disclosed in our Current Report on Form 8-K, dated February 26, 2008 and filed with the SEC on February 27, 2008, on February 26, 2008 the Company entered into definitive agreements to acquire Archway Marketing Services Inc. (“Archway”), a provider of marketing operations management services, which is a subsidiary of AHL Services, Inc. (“AHL”) and RAZOR Business Strategy Consultants, LLC (“RAZOR”), a rapidly growing direct and interactive retail marketing agency,

Under the terms of the acquisition agreements, Union Street will acquire both RAZOR and Archway for an aggregate purchase price of $110.3 million, of which $10.0 million will be paid in shares of our common stock. Each transaction is contingent on the other one completing.

•

Archway Marketing Services, Inc. - Union Street will acquire Archway from AHL Services for a purchase price of $80.3 million. Mr. A. Clayton Perfall, our CEO, who is also the CEO and 5% shareholder of AHL, will invest 100% of his after-tax proceeds in our common stock, which will be restricted from disposition or transfer for a period of one year from closing. The after-tax proceeds are currently estimated to be approximately $3.0 million. Founded in 1953, Archway has grown to approximately 580 employees across 8 North American facilities and 6 on-site locations. The company is primarily focused on the operational components of outsourced marketing services, including program budgeting, logistics management, vendor management, sales portals, inventory management, fulfillment and distribution, customer care and analytics. The company offers a comprehensive suite of marketing solutions to meet the needs of clients across a broad range industries, including food & beverage, retail, automotive, life sciences, financial services, consumer products, and technology

•

RAZOR Business Strategy Consultants, LLC - Union Street will acquire RAZOR for a purchase price of $30.0 million, of which $10.0 million will be paid in shares of our common stock. The shares of common stock issued to RAZOR in connection with the transaction will be restricted from disposition or transfer for a period of two years from closing. Founded in 2003, RAZOR has approximately 165 employees and serves leading national marketers. RAZOR is focused on heavy data analytics and program design capabilities, including customer and transaction analytics, such as media mix modeling, segmentation, and ROI analysis, and transaction-level communications, such as database marketing/CRM, direct mail, promotion, web development and digital communications.

For a more complete discussion of our proposed business combination, see our Current Report on Form 8-K filed with the SEC on February 27, 2008.

The transaction is currently expected to close in the third quarter of 2008, after the required approval of our stockholders.

However, unless otherwise indicated, the remainder of this Annual Report on Form 10-K relates to our company as of December 31, 2007 and assumes that the foregoing transactions may not be consummated and that we must seek a different business combination.

Effecting a Business Combination

We are not presently engaged in any substantive commercial business. We intend to utilize the net proceeds of our Offering, our capital stock, debt, or a combination of these as the consideration to be paid in an initial business combination. While substantially all of the net proceeds after expenses of our Offering are allocated to consummating an initial business combination, the proceeds are not otherwise designated, for more specific purposes. If we consummate an initial business combination with a target business using our capital stock and/or debt financing as the consideration to fund the initial business combination, proceeds from our Offering then will be used to undertake additional acquisitions or to fund the operations of the combined business. We may enter into a business combination with a company that does not require significant additional capital but is seeking a public trading market for its shares and which wants to merge with a company that already is public in order to avoid the uncertainties associated with undertaking its own initial public offering. These uncertainties may include time delays, compliance and governance issues, significant expense, and the risk that market conditions will not be favorable for an offering at the time the offering is ready to be sold. Alternatively, we may seek to consummate an initial business combination with a company that is financially unstable or in the development stage. We may seek to consummate an initial business combination with more than one target business. We intend to focus our search for potential targets with which to consummate an initial business combination in the business services industry.

Subject to the requirement that our initial business combination must be with an operating business whose fair market value is at least equal to 80% of the balance in the trust account (less the deferred underwriting discounts and commissions, taxes payable) at the time of such business combination, we have virtually unrestricted flexibility in identifying and selecting one or more prospective targets in the business services industry. If we combine with a financially unstable company or an entity in the development stage, including an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the business and operations of a financially unstable or development stage entity. Although our executive officers and directors will endeavor to assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

Sources of target businesses

We may identify a target business through our executive officers’ and directors’ contacts within the business services industry or through our public relations and marketing efforts. Our executive officers and directors have long standing business relationships, have seats on the boards of various companies and are involved in several charitable organizations and industry associations in their respective fields. Our executive officers and directors have over 140 years of combined experience in the business services industry. This breadth of experience, and tenure, may be a valuable basis with which to source business targets.

In addition to leveraging our experience and relationships within our executive officers and directors we anticipate that target businesses may also be brought to our attention from various unaffiliated parties such as business brokers, private equity and venture capital firms, consultants, investment bankers, attorneys, and accountants, among other sources.

Our executive officers have committed to spending a majority of their time on our business. Our directors have no commitment to spend a specified amount of time in identifying or performing due diligence on potential target businesses. Our executive officers and directors believe that the relationships they have developed over their careers, in combination with the possible sources discussed above, will generate a number of potential target businesses that will warrant further investigation.

We may pay fees or compensation to third parties for their efforts in introducing us to potential target businesses. Such payments are typically, although not always, calculated as a percentage of the dollar value of the transaction. We have not anticipated use of a particular percentage fee, but instead will seek to negotiate the smallest reasonable percentage fee consistent with the attractiveness of the opportunity and the alternatives, if any, that are then available to us. We may make such payments to entities we engage for this purpose or entities that approach us on an unsolicited basis. Payment of finders’ fees is customarily tied to completion of a transaction and certainly would be tied to a completed transaction in the case of an unsolicited proposal. Although it is possible that we may pay finders’ fees in the case of an uncompleted transaction, we consider this possibility to be remote.

Selection of a target business and structuring of a business combination

Subject to the requirement that our initial business combination must be with one or more operating businesses whose fair market value is at least equal to 80% of the balance in the trust account (less the deferred underwriting discounts and commissions and taxes payable) at the time of such business combination, our executive officers and directors will have virtually unrestricted flexibility in identifying and selecting a prospective target business in the business services industry. In evaluating a prospective target business, our executive officers and directors will consider, among other factors, the following:

•	capital requirements;

•	business growth potential;

•	experience and skill of management and availability of additional personnel;

•	seasonal sales fluctuations and the ability to offset these fluctuations through other business combinations or introduction of new services or products;

•	competitive position;

•	brand recognition and potential;

•	the business and its services or products;

•	barriers to entry;

•	proprietary aspects of services or products and the extent of intellectual property or other protection for services, products or formulas;

•	degree of current or potential market acceptance of the services, products or processes and the potential for expansion;

•	regulatory environment of the industry; and

•	costs associated with consummating the initial business combination.

These factors are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our executive officers and directors to our business objective. In evaluating a prospective target business, we expect to conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as review of financial and other information which will be made available to us.

Consistent with our objectives, we will endeavor to structure an initial business combination so as to achieve the most favorable tax treatment to us and our stockholders, while also taking into consideration that favorable tax treatment to the target businesses and their stockholders could enable us to negotiate a lower purchase price or preserve our cash. We cannot assure you, however, that the Internal Revenue Service or appropriate state or local tax authorities will agree with our tax treatment of the initial business combination.

The time required to select and evaluate a target business and to structure and consummate the initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which an initial business combination is not ultimately consummated will result in our incurring losses and will reduce the funds we can use to consummate another business combination.

Fair market value of target business

Our initial business combination must be with one or more operating businesses, or the portion of such business or businesses that we acquire, having a fair market value that is at least equal to 80% of the balance in the trust account (less the deferred underwriting discounts and commissions and taxes payable) at the time of such business combination. The actual amount of the consideration which we will be able to pay for the initial business combination will depend on whether we choose, or are able, to pay a portion of the initial business combination consideration with shares of our common stock or if we are able to finance a portion of the consideration with debt financing. If we choose to acquire all or part of a target business through a share for share exchange or to finance a portion of the initial business combination consideration by issuing additional shares of our common stock, such additional equity may be issued at a price below the then current trading price for shares of our common stock, resulting in dilution of the equity interest of our then current public stockholders. No financing arrangements have been entered into or are contemplated with any third parties to raise any additional funds, whether through the sale of securities or otherwise, that we may need to consummate an initial business combination for consideration in excess of our available assets at the time of such business combination.

The fair market value of a target business or businesses will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, the values of comparable businesses, earnings and cash flow, and book value. Our executive officers and directors will consult with and engage such experts as they deem necessary and useful to evaluate the fair market value of the target business. Our board of directors will determine the fair market value of a target business or businesses and whether a proposed business combination is in the best interests of the stockholders and, in making that determination, will do so in accordance with the requirements of the Delaware General Corporation Law and consistent with their fiduciary obligations in the context of a business combination. We will not be required to obtain an opinion from an investment banking firm as to the fair market value of the target if our board of directors independently determines that the target meets the threshold criterion unless one of our executive officers, directors or existing stockholders is affiliated with the target business. If our board of directors is not able to independently determine that the target business has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the NASD, with respect to the satisfaction of such criterion. We expect that the fair market value determined by our board of directors and any such opinion from an investment banking firm would be included in our proxy soliciting materials furnished to our stockholders in connection with an initial business combination. In addition, we will provide our stockholders with the information that is required in accordance with Delaware General Corporate Law and the SEC’s proxy rules, including our board of director’s assessment of the fair market value of the target business.

Probable lack of business diversification

While we may seek to consummate business combinations with more than one target business, because our initial business combination must be with one or more target businesses whose fair market value is at least equal to 80% of the balance in the trust account (less the deferred underwriting discounts and commissions and taxes payable) at the time of such acquisition, we expect to consummate only a single business combination, although this may entail a simultaneous combination with more than one operating businesses at the same time. At the time of our initial business combination, we may not be able to acquire more than one target business because of various factors, including complex accounting or financial reporting issues. For example, we may need to present pro forma financial statements reflecting the operations of several target businesses as if they had been combined historically. Consummating our initial business combination through more than one acquisition would likely result in increased costs as we would be required to conduct a due diligence investigation of more than one business and negotiate the terms of the acquisition with multiple sellers. A simultaneous combination with several target businesses also presents logistical issues such as the need to coordinate the timing of negotiations, proxy statement disclosure and closings. Our attempt to consummate our initial business combination in this manner would increase the chance that we would be unable to successfully consummate our initial business combination in a timely manner. In addition, if conditions to closings with respect to one or more of the target businesses are not satisfied, the fair market value of the business could fall below the required fair market value threshold of 80% of the balance in the trust account (less the deferred underwriting discounts and commissions and net of taxes payable). Furthermore, the success of a business formed through the combination of smaller businesses will depend on our ability to integrate disparate organizations and achieve expected synergies.

Accordingly, while it is possible that we may attempt to consummate our initial business combination with more than one target business, we are more likely to choose a single target business if all other factors appear equal. This means that for an indefinite period of time, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to consummate business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating a business combination with only a single entity, our lack of diversification may:

•

subject us to negative economic, competitive, and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after an initial business combination;

•	cause us to depend on the marketing and sale of a single service or product or limited number of services or products; and

•	result in our dependency upon the performance of a single operating business.

If we consummate an initial business combination structured as a merger in which the consideration is our stock, we would have a significant amount of cash available to make add-on acquisitions following our initial business combination.

Limited ability to evaluate the target business’ management

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of consummating an initial business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications, or abilities to manage a public company. Furthermore, the future role of our executive officers and directors, if any, in the target business cannot presently be stated with any certainty. Moreover, our current executive officers and directors will only be able to remain with the combined company after the consummation of an initial business combination if they are able to negotiate the same in connection with any such combination. While it is possible that one or more of our directors will remain associated in some capacity with us following an initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to an initial business combination. Moreover, we cannot assure you that our executive officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following an initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge, or experience necessary to enhance the incumbent management. Although we expect that our current executive officers and directors will remain actively involved in our business after consummation of an initial business combination, our executive officers only will be able to remain with the combined company after the consummation of an initial business combination if they are able to negotiate mutually agreeable employment terms as a part of any such combination, which terms would be disclosed to our stockholders in any proxy statement relating to such transaction. If we acquired a target business in an all-cash transaction, it would be more likely that the current members of management would remain with us, if they chose to do so. If a business combination were structured as a merger in which the stockholders of the target company were to control the combined company following an initial business combination, it may be less likely that our current executive officers and directors would remain with the combined company because control of the company would rest with the target company and not our current executive officers and directors unless otherwise negotiated as part of the transaction in the acquisition agreement, employment agreements or other arrangement. If our current executive officers and directors chooses to remain with us after the initial business combination, they will negotiate the terms of the initial business combination as well as the terms of their employment arrangements, and may have a conflict of interest in negotiating the terms of the initial business combination while, at the same time, negotiating terms of their employment arrangements.

Opportunity for stockholder approval of business combination

Prior to the consummation of our initial business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. Pursuant to our by-laws, holders of a majority of our issued and outstanding shares of common stock who are entitled to vote, or a quorum, must vote on our initial business combination. Abstentions are not considered to be voting “for” or “against” a transaction and will have no effect on the outcome of the vote to approve our initial business combination. The shareholders may vote on the initial business combination either at a special shareholders meeting or by means of a written consent. AMEX recommends that stockholders receive notice of any shareholder meeting a minimum of 20 days prior to the meeting. Therefore, if shares of our common stock are listed on AMEX, we will mail the notice at least 23 days prior to the meeting date to allow time for mailing. If shares of our common stock are not listed on AMEX, we will abide by our by-laws and Delaware law, which require us to provide at least ten days’ written notice, measured from the certification date of the mailing, before the date of any shareholders meeting. We will conduct any vote on our initial business combination, whether by a shareholder meeting or written consent, in accordance with the SEC’s proxy rules and the requirements of our amended and restated certificate of incorporation and by-laws. In addition, even if our shareholders vote in favor of a business combination, under the terms of our amended and restated certificate of incorporation, we will not consummate a business combination if public stockholders owning 20% or more of the shares sold in the Offering both vote against the business combination and exercise their conversion rights. If a majority of the shares of common stock voted by the public stockholders are not voted in favor of a proposed initial business combination, we may continue to seek other target businesses with which to consummate our initial business combination that meet the criteria set forth in the prospectus until the expiration of 18 months from completion of the Offering (or 24 months if a letter of intent, agreement in principle or definitive agreement has been executed within such 18 month period but as to which a combination is not yet consummated). In connection with seeking stockholder approval of an initial business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Exchange Act, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the target business based on United States generally accepted accounting principles.

In connection with the vote required for any business combination, our executive officers, directors and existing stockholders have agreed to vote the shares of common stock acquired by them prior to the completion of the Offering, either for or against an initial business combination in the same manner as the majority of the shares of common stock are voted by our public stockholders. Our existing stockholders have also agreed that they will not be eligible to exercise conversion rights with respect to those shares. In addition, our executive officers, directors and existing stockholders have agreed that they will vote any shares they purchase in the open market in or after the Offering in favor of an initial business combination. As a result, an officer, director or existing stockholder who acquires shares in or after the Offering must vote those shares in favor of the proposed initial business combination with respect to those shares, and will therefore not be eligible to exercise conversion rights for those shares if our initial business combination is approved by a majority of our public stockholders. We will proceed with the initial business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the initial business combination and public stockholders owning fewer than 20% of the shares sold in the Offering vote against the proposed business combination and exercise their conversion rights. Voting against the initial business combination alone will not result in conversion of a stockholder’s shares into a pro rata share of the trust account. To do so, a stockholder must have also exercised the conversion rights described below.

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock converted to cash if the stockholder votes against the initial business combination and the initial business combination is approved and consummated. The actual per share conversion price will be equal to the aggregate amount then on deposit in the trust account, including accrued interest income (net of taxes payable on such interest and after release of up to $1,500,000 of interest income, after tax, to fund working capital requirements), as of two business days prior to the consummation of the initial business combination, divided by the number of shares of common stock sold in the Offering. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the initial business combination and the initial business combination is approved and consummated. If a stockholder votes against the initial business combination but fails to properly exercise its conversion rights, such stockholder will not have its shares of common stock converted to its pro rata distribution of the trust account. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after consummation of an initial business combination. Public stockholders who convert their stock into their share of the trust account will still have the right to exercise the warrants that they received as part of the units. We will not consummate our proposed initial business combination if public stockholders owning 20% or more of the shares sold in the Offering both vote against the business combination and exercise their conversion rights. We will not propose to our stockholders any transaction that is conditioned on less than 19.99% of the public stockholders exercising their conversion rights.

Liquidation if no business combination

If we do not consummate an initial business combination within 18 months after the completion of the Offering, or within 24 months if, after the completion of the Offering if a letter of intent, agreement in principle, or definitive agreement has been executed within 18 months after completion of the Offering and the initial business combination related thereto has not been consummated within such 18-month period, we have agreed with the trustee to promptly adopt a plan of dissolution and liquidation and initiate procedures for our dissolution and liquidation. The plan of dissolution will provide that we dissolve and liquidate all of our assets, including the trust account, and after reserving amounts sufficient to cover our liabilities and obligations and the costs of dissolution and liquidation, distribute those assets solely to our public stockholders. As discussed below, the plan of dissolution and liquidation will be subject to stockholder approval. We expect that all costs associated with implementing a plan of dissolution and liquidation as well as payments to any creditors will be funded out of the proceeds of the Offering not held in the trust account although we cannot assure you that those funds will be sufficient funds for such purposes. If such funds are insufficient to cover the costs of our dissolution and liquidation, Messrs. Perfall and Burke have agreed to indemnify us for our direct, out-of-pocket costs associated with such dissolution and liquidation, including litigation that would result from claimants disputing the validity of waivers that they have delivered, pertaining to such dissolution and liquidation. To the extent that there are costs associated with our dissolution and liquidation that are not covered by Messrs. Perfall and Burke and we do not have sufficient funds for those purposes, the amount distributed to our public stockholders would be less than the trust value per share.

Upon the approval by our stockholders of our plan of dissolution and liquidation, we will dissolve and liquidate our assets, including the trust account, and after reserving amounts sufficient to cover our liabilities and obligations and the costs of dissolution and liquidation, distribute those assets solely to our public stockholders. Our founding stockholders have waived their right to participate in any liquidating distributions occurring upon our failure to consummate an initial business combination with respect to shares of common stock acquired by them prior to the Offering and have agreed to vote all of their shares in favor of any such plan of dissolution and liquidation. Our executive officers, directors and founding stockholders will participate in any liquidating distributions with respect to any other shares of common stock acquired by them in connection with or following the Offering. There will be no distribution from the trust account with respect to our warrants, which will expire unexercised and worthless if we are dissolved and liquidated.

If we were unable to consummate an initial business combination and we expended all of the net proceeds of the Offering, other than the proceeds deposited in the trust account, and without taking into account interest income, if any (and net of taxes payable on such interest income and release of up to $1,500,000 of interest income, after tax, to fund working capital requirements), earned on the trust account, the per share liquidation price would be approximately $7.88, plus interest, or approximately $0.12 less than the per-unit offering price of $8.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which will be prior to the claims of our public stockholders. Messrs. Perfall and Burke have agreed that, if we dissolve and liquidate prior to the consummation of an initial business combination, they will reimburse us for our debts to any vendor for services rendered, products sold or financing provided to us, to a potential target business or to providers of financing, if any, in each case only to the extent necessary to ensure that such claims do not reduce the amount in the trust account available for payment to our stockholders in the event of a liquidation. Based on representations made to us by Messrs. Perfall and Burke, we currently believe that they are capable of funding a shortfall in our trust account to satisfy their foreseeable indemnification obligations. However, we cannot assure you that Messrs. Perfall and Burke will be able to satisfy those obligations. Messrs. Perfall and Burke will not be parties to any of our contracts with any vendors. As a result, they are not personally liable to pay any of our debts and obligations except as provided above. In the event that the proceeds in the trust account are reduced and Messrs. Perfall and Burke assert that they are unable to satisfy their obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine whether we would take legal action against Messrs. Perfall and Burke to enforce their indemnification obligations. While we currently expect that our independent directors would take action on our behalf against Messrs. Perfall and Burke to enforce their indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance.

We will seek to obtain agreements from third parties waiving their rights or claims to the trust account. However, there is no guarantee that vendors, prospective target businesses, or other entities will execute such agreements, or even if they execute such agreements that they would be prevented from bringing claims against the trust account, including but not limited to fraudulent inducement, breach of fiduciary responsibility and other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. Based on representations made to us by Messrs. Perfall and Burke, we currently believe that they are capable of funding a shortfall in our trust account to satisfy their foreseeable indemnification obligations, but we have not asked them to reserve for such an eventuality. Despite our belief, we cannot assure you that Messrs. Perfall and Burke will be able to satisfy those obligations. The indemnification obligations may be substantially higher than Messrs. Perfall and Burke currently foresee or expect and/or their financial resources may deteriorate in the future. As a result, the steps outlined above may not effectively mitigate the risk of creditors’ claims reducing the amounts in the trust account.

Furthermore, creditors may seek to interfere with the distribution of the trust account pursuant to federal or state creditor and bankruptcy laws which could delay the actual distribution of such funds or reduce the amount ultimately available for distribution to our public stockholders. If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to claims of third parties with priority over the claims of our public stockholders. To the extent bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders the liquidation amounts they might otherwise receive.

As required under Delaware law, we will seek stockholder approval for any plan of dissolution and liquidation. We currently believe that any plan of dissolution and liquidation subsequent to the expiration of the 18 and 24 month deadlines would proceed in approximately the following manner (subject to our agreement to take earlier action as described below):

•

our board of directors will, consistent with its obligations described in our amended and restated certificate of incorporation to dissolve, prior to the passing of such deadline, convene and adopt a specific plan of dissolution and liquidation, which it will then vote to recommend to our stockholders; at such time we will also prepare a preliminary proxy statement setting out such plan of dissolution and liquidation as well as the Board’s recommendation of such plan;

•	upon such deadline (or earlier as described below), we would file our preliminary proxy statement with the SEC;

•

if the SEC does not review the preliminary proxy statement, then, 10 days following the filing date, we will file a definitive proxy statement with the SEC and will mail the definitive proxy statement to our stockholders, and 30 days following the mailing, we will convene a meeting of our stockholders, at which they will either approve or reject our plan of dissolution and liquidation; and

•

if the SEC does review the preliminary proxy statement, we currently estimate that we will receive their comments approximately 30 days following the filing of the preliminary proxy statement. We will mail a definitive proxy statement to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substantial) and we will convene a meeting of our stockholders as soon as permitted thereafter.

In addition, if we seek approval from our stockholders to consummate an initial business combination within 90 days of the expiration of 24 months after the completion of the offering (assuming that the period in which we need to consummate an initial business combination has been extended, as provided in our amended and restated certificate of incorporation), the proxy statement related to such business combination will also seek stockholder approval for our board’s recommended plan of dissolution and liquidation, in the event our stockholders do not approve such business combination. If the transaction that permitted us to extend the 18-month time period is not approved, we will seek dissolution and liquidation promptly, even if it is more than 90 days prior to the end of the 24-month period. If no proxy statement seeking the approval of our stockholders for an initial business combination has been filed 30 days prior to the date that is 24 months after the completion of the Offering, our board will, prior to such date, convene, adopt and recommend to our stockholders a plan of dissolution and liquidation, and on such date file a proxy statement with the SEC seeking stockholder approval for such plan.

In the event that we seek stockholder approval for a plan of dissolution and liquidation and do not obtain such approval, we will nonetheless continue to take all reasonable actions to obtain stockholder approval for our dissolution. Pursuant to the terms of our amended and restated certificate of incorporation, our purpose and powers following the expiration of the permitted time periods for consummating an initial business combination will automatically be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. The funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released. Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose. Our existing stockholders have agreed to vote all the shares of common stock held by them in favor of the dissolution. We cannot assure you that our stockholders will approve our dissolution in a timely manner or will ever approve our dissolution. As a result, we cannot provide investors with assurances of a specific time frame for our dissolution and distribution.

We expect that our total costs and expenses associated with the implementing and completing our stockholder-approved plan of dissolution and liquidation will be in the range of $50,000 to $75,000. This amount includes all costs and expenses related to filing our dissolution in the State of Delaware, the winding up of our company and the costs of a proxy statement and meeting relating to the approval by our stockholders of the approval by our stockholders of our plan of dissolution and liquidation. We believe that there should be sufficient funds available from interest income, after tax, earned on the trust account available to us as working capital to fund the $50,000 to $75,000 of expenses, although we cannot give you assurances that there will be sufficient funds for such purposes.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If we complied with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against us, including a 60-day notice period during which any third-party claims can be brought against us, a 90-day period during which we may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of a stockholder with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to make liquidating distributions to our public stockholders as soon as reasonably possible after dissolution and, therefore, we do not intend to comply with those procedures. As such, our public stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any such liability of our public stockholders will likely extend beyond the third anniversary of such dissolution. Because we will not be complying with Section 280, we will seek stockholder approval to comply with Section 281(b) of the Delaware General Corporation Law, requiring us to adopt a plan of dissolution that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as accountants, lawyers, investment bankers, etc.) or potential target businesses. As described above, we intend to have all vendors and prospective target businesses execute agreements with us waiving any right, title, interest, or claim of any kind in or to any monies held in the trust account. As a result, we believe the claims that could be made against us are significantly reduced and the likelihood that any claim that would result in any liability extending to the trust is limited.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our dissolution and liquidation or if the stockholders seek to convert their respective shares into cash upon a business combination which the stockholder voted against and which is actually consummated by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

Competition for target businesses

In identifying, evaluating, and selecting a target business for an initial business combination, we may encounter intense competition from other entities having a business objective similar to ours including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking acquisitions. Many of these entities are well established and have extensive experience identifying and consummating business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human, and other resources than us. While we believe there are numerous potential target businesses with which we could combine, our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing an initial business combination with a target business. In addition:

•

the requirement that we obtain stockholder approval of an initial business combination and audited and perhaps interim-unaudited financial information to be included in the proxy statement to be sent to stockholders in connection with such business combination may delay or prevent the consummation of a transaction;

•	the conversion of common stock held by our public stockholders into cash may reduce the resources available to us to fund an initial business combination;

•	our outstanding warrants, and the dilution they potentially represent, may not be viewed favorably by certain target businesses; and

•

the requirement to acquire assets or an operating business that has a fair market value at least equal to 80% of the balance in the trust account (less the deferred underwriting discounts and commissions and taxes payable) at the time of the initial business combination could require us to acquire several assets or closely related operating businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate the initial business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination. Our executive officers and directors believes, however, that a privately held target business may view our status as a well-financed public entity as offering advantages over other entities that have a business objective similar to ours.

Identifying, executing and realizing attractive returns on business combinations is highly competitive and involves a high degree of uncertainty. We expect to encounter intense competition for potential target businesses from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds, operating businesses, and other entities and individuals, both foreign and domestic. Many of these competitors are well established and have extensive experience in identifying and consummating business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do, and or financial resources will be relatively limited when contrasted with those of many of these competitors. Furthermore, over the past several years, other “blank check” companies have been formed, and a number of such companies have grown in size, for the purpose of investing in the business service and related industries. Additional investment funds and blank check companies with similar investment objectives as ours may be formed in the future by other unrelated parties and these funds and companies may have substantially more capital and may be able to have access to and utilize additional financing on more attractive terms. While we believe that there are numerous potential target businesses with which we could combine using the net proceeds of the Offering, together with additional financing, if available, our ability to compete in combining with certain sizeable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing an initial business combination with certain target businesses. In addition:

•

the requirement that we obtain stockholder approval of an initial business combination may delay or prevent the consummation of an initial business combination within the 18-month or 24-month time periods;

•

the requirement that we prepare audited and perhaps interim-unaudited financial information to be included in the proxy statement to be sent to stockholders in connection with such business combination may delay or prevent the consummation of a transaction;

•	the conversion of common stock held by our public stockholders into cash may reduce the resources available to us to fund an initial business combination;

•	our outstanding warrants, and the dilution they potentially represent, may not be viewed favorably by certain target businesses; and

•

the requirement to acquire assets or an operating business that have a fair market value at least equal to 80% of the balance in the trust account (less the deferred underwriting discounts and commissions and taxes payable) at the time of the initial business combination could require us to acquire several assets or closely related operating businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate the initial business combination.

Any of these factors may place us at a competitive disadvantage in consummating an initial business combination on favorable terms or at all.

If we succeed in consummating an initial business combination, there will, in all likelihood, be intense competition from competitors of the target businesses. In particular, certain industries that experience rapid growth frequently attract an increasingly larger number of competitors, including competitors with increasingly greater financial, marketing, technical, human, and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective target business cannot presently be ascertained. We cannot assure you that, subsequent to an initial business combination, we will have the resources to compete effectively, especially to the extent that the acquired businesses are in high-growth industries.

Employees

We currently have five directors and three executive officers, two of whom are also members of our board of directors. Union Street Acquisition Corp. has no paid employees and we do not intend to have any paid employees prior to the consummation of an initial business combination.

Periodic Reporting and Financial Information

We are subject to the information requirements of the Exchange Act. Therefore, we file periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

We will not acquire our initial target business if we cannot obtain current audited financial statements based on United States generally accepted accounting principles for such target business. We will provide these financial statements in the proxy solicitation materials sent to stockholders for the purpose of seeking stockholder approval of our initial business combination. Our executive officers and directors believe that the need for target businesses to have, or be able to obtain, three years of audited financial statements may limit the pool of potential target businesses available for an initial business combination.

Item 1A.	Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the material risks described below, together with the other information contained elsewhere in this Annual Report on Form 10-K before making a decision to invest in our securities.

RISKS RELATING TO THE COMPANY

We are a development stage company with no operating history and, accordingly, you will have no basis upon which to evaluate our ability to achieve our business objective.

We are a development stage company with no operating results to date. Because we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to consummate an initial business combination with one or more operating businesses in the business services industry. You have a limited basis to evaluate whether we will be able to identify an attractive target business. We will not generate any revenues until, if at all, after the consummation of an initial business combination. We cannot assure you as to when, or if, an initial business combination will occur.

We may not be able to consummate an initial business combination within the required time frame, in which case we will be required to dissolve and liquidate.

We must consummate a business combination with a fair market value at least equal to 80% of the balance in the trust account (less the deferred underwriting discounts and commissions and taxes payable) at the time of the acquisition within 18 months after the completion of the Offering (or within 24 months after the completion of the Offering if a letter of intent, agreement in principle or a definitive agreement is executed within 18 months after the completion of the Offering and the initial business combination relating thereto is not consummated within such 18-month period). If we fail to consummate an initial business combination within the required time frame, we have agreed with the trustee to promptly initiate procedures to dissolve and liquidate our assets. Our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of an initial business combination.

If we are required to dissolve and liquidate without consummating an initial business combination, our public stockholders will receive less than $8.00 per share upon distribution of the funds held in the trust account and our warrants will expire with no value.

If we are unable to consummate an initial business combination and are required to dissolve and liquidate our assets, the per share liquidation amount will be less than $8.00, not taking into consideration interest income earned on the trust account, because of the expenses related to the Offering, our general and administrative expenses, and the anticipated costs associated with seeking an initial business combination. Furthermore, the warrants will expire with no value if we dissolve and liquidate before the consummation of an initial business combination.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate an attractive business combination.

Identifying, executing and realizing attractive returns on business combinations is highly competitive and involves a high degree of uncertainty. We expect to encounter intense competition for potential target businesses from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds, operating businesses, and other entities and individuals, both foreign and domestic. Many of these competitors are well established and have extensive experience in identifying and consummating business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. Furthermore, over the past several years, other “blank check” companies have been formed, and a number of such companies have grown in size, for the purpose of investing in the business services and related industries. Additional investment funds and blank check companies with similar investment objectives as ours may be formed in the future by other unrelated parties and these funds and companies may have substantially more capital and may have access to and utilize additional financing on more attractive terms. While we believe that there are numerous potential target businesses with which we could combine using the net proceeds of the Offering, together with additional financing, if available, our ability to compete in combining with certain sizeable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing a business combination with certain target businesses. In addition:

•	the requirement that we obtain stockholder approval of a business combination may delay or prevent the consummation of an initial business combination within the 18-month or 24-month time periods;

•

the requirement that we prepare audited and perhaps interim-unaudited financial information to be included in the proxy statement to be sent to stockholders in connection with such business combination may delay or prevent the consummation of a transaction;

•	the conversion of common stock held by our public stockholders into cash may reduce the resources available to us to fund an initial business combination;

•	our outstanding warrants, and the dilution they potentially represent, may not be viewed favorably by certain target businesses; and

•

the requirement to acquire assets or an operating business that have a fair market value at least equal to 80% of the balance in the trust account (less the deferred underwriting discounts and commissions and taxes payable) at the time of the initial business combination could require us to acquire several assets or closely related operating businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate the initial business combination.

Any of these factors may place us at a competitive disadvantage in consummating an initial business combination on favorable terms or at all.

In the event that we are unable to consummate an initial business combination, we may seek to acquire contemporaneously multiple operating companies whose collective fair market value is at least equal to 80% of the balance in the trust account (less the deferred underwriting discounts and commissions and taxes payable) at the time of those transactions. To the extent that our initial business combination entails the contemporaneous combination with more than one operating business, we may not have sufficient resources, financial or otherwise, to effectively and efficiently conduct adequate due diligence and negotiate definitive agreements on terms most favorable to our stockholders. In addition, because our initial business combination may be with different sellers, we will need to convince such sellers to agree that the purchase of their businesses is contingent upon the simultaneous closings of the other acquisitions.

Because there are numerous “blank check” companies similar to ours seeking to consummate an initial business combination, it may be more difficult for us to consummate an initial business combination.

Based upon publicly available information, as of February 29, 2008, approximately 154 similarly structured “blank check” companies have completed initial public offerings in the United States since the start of 2004 and 54 others have filed registration statements. Of the “blank check” companies that have completed initial public offerings, 46 companies have consummated a business combination, while 25 other companies have announced that they have entered into definitive agreements or letters of intent with respect to potential business combinations but have not yet consummated such business combinations. Eight companies have failed to complete previously announced business combinations and have announced their pending dissolution and return of trust proceeds to stockholders. Accordingly, the remaining 75 “blank check” companies that we estimate to have raised approximately $13.8 billion that is currently held in trust accounts, and potentially an additional 54 “blank check” companies that have filed registration statements to raise approximately $11.3 billion, will be seeking to enter into business combinations. While some of these companies have specific industries in which they must identify a potential target business, a number of these companies may consummate a business combination in any industry they choose. As a result, we may be subject to competition from these and other companies seeking to consummate a business combination which, in turn, will result in an increased demand for privately held companies in these industries. Further, the fact that 46 “blank check” companies have consummated a business combination, 25 other companies have entered into definitive agreements or letters of intent with respect to potential business combinations, and eight companies have failed to complete a business combination, may be an indication that there are a limited number of attractive target businesses available or that many target businesses may not be inclined to enter into a business combination with a publicly held “blank check” company. Because of this competition, we cannot assure you that we will be able to consummate an initial business combination within the required time periods. If we are unable to find a suitable target operating business within the required time periods, the terms of our amended and restated certificate of incorporation will require us to dissolve and liquidate.

We may have insufficient resources to cover our operating expenses and the expenses of consummating an initial business combination.

We have reserved $500,000 from the proceeds of the Offering and will have available interest earned of up to $1,500,000, after tax, on the balance of the trust account to cover our working capital requirements for the next 24 months, including expenses incurred in connection with an initial business combination, based upon our executive officers’ and directors’ estimate of the amount required for these purposes. This estimate may prove inaccurate, especially if a portion of the available proceeds is used to make a down payment or pay exclusivity or similar fees in connection with an initial business combination or if we expend a significant portion of the available proceeds in pursuit of a business combination that is not consummated. If we do not have sufficient proceeds available to cover our expenses, we may be required to obtain additional financing from our executive officers, our directors, our existing stockholders or third parties. Such additional financing may include loans from third parties to cover the costs associated with the search and consummation of an initial business combination, although we currently have no intention of obtaining third party loans. We would seek to have any third party lenders waive any claim to any monies held in the trust account for the benefit of the public stockholders. Mr. Perfall and Mr. Burke would be personally liable to reimburse the trust account for any claims made by such lenders to the extent that the payment of any debts or obligations owed to such lenders actually reduces the amount in the trust account. We may not be able to obtain additional financing. None of our executive officers, directors or existing stockholders are obligated to provide any additional financing. If we do not have sufficient proceeds and are unable to obtain additional financing, we may be required to dissolve and liquidate prior to consummating an initial business combination.

Under Delaware law, our dissolution and liquidation requires the approval of the holders of a majority of the shares of our outstanding common stock, without which we will not be able to dissolve and liquidate and distribute our assets to our public stockholders.

We have agreed with the trustee to promptly adopt a plan of dissolution and liquidation and initiate procedures for our dissolution and liquidation if we do not consummate an initial business combination within 18 months after completion of the Offering (or within 24 months after the completion of the Offering if a letter of intent, agreement in principle, or definitive agreement has been executed within 18 months after completion of the Offering and the initial business combination related thereto has not yet been consummated within such 24-month period). However, pursuant to Delaware General Corporation Law, our dissolution requires the affirmative vote of stockholders owning a majority of our then outstanding common stock. Soliciting the vote of our stockholders will require the preparation of preliminary and definitive proxy statements, which will need to be filed with the Commission and could be subject to their review. This review process could take up to several months.

As a result, distribution of our assets to our public stockholders could be subject to a considerable delay. Furthermore, we may need to postpone the stockholders meeting, resolicit our stockholders, or amend our plan of dissolution and liquidation to obtain the required stockholder approval, all of which would further delay the distribution of our assets and result in increased costs. If we are not able to obtain approval from a majority of our stockholders, we will not be able to dissolve and liquidate and we will not be able to distribute funds from our trust account to holders of our common stock sold in the Offering and these funds will not be available for any other corporate purpose. In the event we seek stockholder approval for a plan of dissolution and liquidation and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for such a plan. However, we cannot assure you that our stockholders will approve our dissolution in a timely manner or will ever approve our dissolution. As a result, we cannot provide investors with assurances of a specific time frame for the liquidation and distribution of the amount in the trust account to our public stockholders. If our stockholders do not approve a plan of dissolution and liquidation and the funds remain in the trust account for an indeterminate amount of time, we may be considered to be an investment company. Please see the risk factor entitled “—If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to consummate an initial business combination or operate over the near term or long term in our intended manner.”

A stockholder who abstains from voting will lose the ability to receive a pro rata share of the funds in the trust account if we consummate an initial business combination.

Prior to the consummation of our initial business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. If we achieve a quorum for the meeting, only stockholders who exercise their right to vote will affect the outcome of the stockholder vote. Abstentions are not considered to be voting “for” or “against” the transaction. Any stockholder who abstains from voting would be bound by the decision of the majority of stockholders who do vote. As a result, an abstaining shareholder will lose the ability to receive a pro rata share of the trust account, including accrued interest (net of taxes payable on such interest income and after release of up to $1.5 million of interest income, after tax, to fund working capital requirements), which would be available to a shareholder that votes against the initial business combination and exercises its conversion rights.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share liquidation price received by our public stockholders would be less than approximately $7.88 per share.

Placing the funds in a trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, providers of financing, if any, prospective target businesses and other entities with whom we execute agreements waive any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, we are not obligated to obtain a waiver from any potential creditor or potential target business and there is no guarantee that they will agree to provide such a waiver, which is not a condition to our doing business with anyone. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by our executive officers and directors to be significantly superior to those of other consultants that would agree to execute a waiver or if our executive officers and directors are unable to find a provider of required services willing to provide the waiver. In any event, our executive officers and directors would perform an analysis of the alternatives available to us and would enter into an agreement with a third party that did not execute a waiver only if they believed that such third party’s engagement would be significantly more beneficial to us than any alternative. We will seek to secure waivers that we believe are valid and enforceable, but it is possible that a waiver may later be found to be invalid or unenforceable. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts, or agreements with us and will not seek recourse against the trust account for any reason. Accordingly, the proceeds held in the trust account could be subject to claims that would take priority over the claims of our public stockholders and the per share liquidation price could be less than approximately $7.88, plus interest, due to claims of such creditors or other entities. If we are unable to consummate an initial business combination and are required to dissolve and liquidate, each of Messrs. Perfall and Burke has agreed to reimburse us for our debts to any vendor for services rendered or products sold to us, potential target businesses or to providers of financing, if any, in all cases only to the extent necessary to ensure that such claims do not reduce the amount in the trust account. Based on representations made to us by Messrs. Perfall and Burke, we currently believe that they are of substantial means and capable of funding a shortfall in our trust account to satisfy their foreseeable indemnification obligations. However, we have not asked them to reserve for such an eventuality. We cannot assure you that Messrs. Perfall and Burke will be able to satisfy those obligations or that the proceeds in the trust account will not be reduced by such claims. In the event that the proceeds in the trust account are reduced and Messrs. Perfall and Burke assert that they are unable to satisfy their obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine whether we would take legal action against Messrs. Perfall and Burke to enforce their indemnification obligations. Furthermore, creditors may seek to interfere with the distribution of the trust account pursuant to federal or state creditor and bankruptcy laws, which could delay the actual distribution of such funds or reduce the amount ultimately available for distribution to our public stockholders. If we are required to file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, the funds held in the trust account will be subject to applicable bankruptcy law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per share liquidation distribution would be less than the initial $7.88 per share held in the trust account.

Our independent directors may decide not to enforce Messrs. Perfall and Burke’s indemnification obligations, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

Each of Messrs. Perfall and Burke has agreed to reimburse us for our debts to any vendor for services rendered or products sold to us, potential target businesses or to providers of financing, if any, in each case only to the extent necessary to ensure that such claims do not reduce the amount in the trust account. In the event that the proceeds in the trust account are reduced and Messrs. Perfall and Burke assert that they are unable to satisfy their obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine whether we would take legal action against Messrs. Perfall and Burke to enforce their indemnification obligations. While we currently expect that our independent directors would take action on our behalf against Messrs. Perfall and Burke to enforce their indemnification obligations, it is possible that our independent directors in exercising their business judgment may choose not to do so in a particular instance. If our independent directors choose not to enforce Messrs. Perfall and Burke’s indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced and the per share liquidation distribution could be less than the initial $7.88 per share held in the trust account.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them in our dissolution.

We have agreed with the trustee to promptly adopt a plan of dissolution and liquidation and initiate procedures for our dissolution and liquidation if we do not consummate an initial business combination within 18 months after the completion of the Offering (or within 24 months after the completion of the Offering if a letter of intent, agreement in principle or definitive agreement is executed within 18 months after the completion of the Offering and the business combination relating thereto is not consummated within such 24-month period). Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after dissolution and, therefore, we do not intend to comply with those procedures. Because we will not be complying with those procedures, we are required, pursuant to Section 281 of the Delaware General Corporation Law, to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any creditors known to us at that time prior to distributing the funds held in the trust to stockholders. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions (but not more) received by them in a dissolution and any liability of our stockholders may extend well beyond the third anniversary of such dissolution.

If we are required to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after our dissolution, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board of directors may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors and/or complying with certain provisions of the Delaware General Corporation Law with respect to our dissolution and liquidation. We cannot assure that claims will not be brought against us for these reasons.

A significant portion of working capital could be expended in pursuing business combinations that are not consummated.

It is anticipated that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. In addition, we may opt to make down payments or pay exclusivity or similar fees in connection with structuring and negotiating a business combination. If a decision is made not to consummate a specific business combination, the costs incurred up to that point in connection with the abandoned transaction, potentially including down payments or exclusivity or similar fees, will not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate an initial business combination for any number of reasons including those beyond our control, such as if our public stockholders holding 20% or more of our common stock vote against an initial business combination even though a majority of our public stockholders approve the transaction. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and combine with another business.

We may issue additional shares of our capital stock, including through convertible debt securities, to consummate an initial business combination, which would reduce the equity interest of our stockholders and may cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Immediately after the Offering (assuming no exercise of the underwriters’ over-allotment option), there were 68,875,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation of shares issuable upon full exercise of our outstanding warrants and the underwriters’ over-allotment option) and all of the 1,000,000 shares of preferred stock available for issuance. Although we have no commitments as of the date of the Offering to issue any additional securities, we may issue a substantial number of additional shares of our common stock, preferred stock or a combination of both, including through convertible debt securities, as consideration for or to finance a business combination. The issuance of additional shares of our common stock or any number of shares of preferred stock, including upon conversion of any debt securities may:

•	significantly reduce the equity interest of investors in the Offering;

•

cause a change in control which may affect, among other things, our ability to use our net operating loss carryforwards, if any, and result in the resignation or removal of our current executive officers and directors; and

•	adversely affect prevailing market prices for our common stock and warrants.

The underwriting agreement prohibits us, prior to an initial business combination, from issuing additional units, additional common stock, preferred stock, additional warrants, or any options or other securities convertible or exchangeable into common stock or preferred stock which participates in any manner in the proceeds of the trust account, or which votes as a class with the common stock on a business combination.

We may issue additional shares of our common stock as consideration for or to finance an initial business combination, which may dilute the equity interest of our stockholders.

We may choose to acquire all or part of a target business through a share for share exchange or to finance a portion of the initial business combination consideration by issuing additional shares of our common stock. Such additional equity may be issued at a price below the then current trading price for shares of our common stock, resulting in dilution of the equity interest of our then current public stockholders. At this time, no financing arrangements have been entered into or are contemplated with any third parties to raise any additional funds to finance an initial business combination through the sale of additional equity or otherwise.

We may be unable to obtain additional financing, if required, to consummate an initial business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of the Offering will be sufficient to allow us to consummate a business combination, since we have not yet identified or approached any prospective target businesses, we cannot ascertain the capital requirements for any particular business combination. If the net proceeds of the Offering prove to be insufficient, because of the size of the initial business combination, the depletion of the available net proceeds in search of target businesses, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we may be required to seek additional financing through the issuance of equity or debt securities or other financing arrangements. We cannot assure you that such financing will be available on acceptable terms, if at all.

Although we have no current plans to do so, if we were to incur a substantial amount of debt to finance a business combination, such incurrence of debt may:

•	lead to default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations;

•

cause an acceleration of our obligation to repay the debt, even if we make all principal and interest payments when due, if we breach the covenants contained in the terms of any debt documents, such as covenants that require the maintenance of certain financial ratios or reserves, without a waiver or renegotiation of such covenants;

•	create an obligation to repay immediately all principal and accrued interest, if any, upon demand to the extent any debt securities are payable on demand;

•

require us to dedicate a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock, working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	make us more vulnerable to adverse changes in general economic, industry, and competitive conditions and adverse changes in government regulation;

•

limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our strategy or other purposes; and place us at a disadvantage compared to our competitors who have less debt.

To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we may be compelled to restructure or abandon that particular business combination and seek alternative target businesses. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business or businesses. The failure to secure additional financing could have a material adverse effect on the continued development or growth of our combined business or businesses. None of our executive officers, directors or stockholders is required to provide any financing to us in connection with or after the consummation of an initial business combination.

Any desire by our current executive officers and directors to remain with us following an initial business combination may result in a conflict of interest in determining whether a particular target business is appropriate for a business combination and in the public stockholders’ best interests.

Messrs. Perfall, Burke and Fletchall may desire to continue to be associated with us following an initial business combination. If any or all of them decide to do so, the personal and financial interests of our current executive officers and directors may influence them to condition a business combination on their retention by us, following the business combination and to view more favorably target companies that offer them a continuing relationship, either as an officer, director, consultant, or other third-party service provider, after the business combination. Messrs. Perfall, Burke and Fletchall, in their capacity as our executive officers, could be negotiating the terms and conditions of the business combination on our behalf at the same time that they, as individuals, were negotiating the terms and conditions related to an employment, consulting or other agreement with representatives of the potential business combination candidate. As a result, there may be a conflict of interest in the negotiation of the terms and conditions related to such continuing relationships as our executive officers and directors may be influenced by their personal and financial interests rather than the best interests of our public stockholders.

If we acquire a target business in an all-cash transaction, it would be more likely that our current executive officers and directors would remain with us, if they choose to do so. If an initial business combination were structured as a merger in which the stockholders of the target company were to control the combined company following a business combination, it may be less likely that our current management would remain with the combined company because control of the company would rest with the target company and not our current management, unless otherwise negotiated as part of the transaction in the acquisition agreement, an employment agreement or other arrangement.

Our executive officers and directors will allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full-time employees prior to the consummation of an initial business combination. Each of our executive officers is engaged in several other business endeavors and they are not obligated to contribute any specific number of hours per week to our affairs. Mr. Perfall continues to serve as CEO and as a director of AHL Services. Mr. Burke and Mr. Fletchall continue to serve as non-executive officers of AHL Services. Each of Mr. Perfall, Mr. Burke and Mr. Fletchall ceased to be an employee of AHL Services as of December 31, 2006. Our outside directors also serve as officers and board members for other entities, including, without limitation, Mr. Schwieter’s service as Vice Chairman of Perseus, LLC, Mr. Broshy’s service as Chairman and Chief Executive Officer of inVentiv Health and Mr. Kay’s role as Chief Financial Officer of MMA Financial. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to consummate an initial business combination.

Our executive officers and directors are, and may in the future become, affiliated with entities engaged in the business services industry and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of the Offering and until we consummate an initial business combination, we intend to engage in the business of identifying and combining with one or more prospective target businesses with an operating business in the business services industry. Our executive officers and directors are, or may in the future become, affiliated with entities that are engaged in a similar business. For example, Mr. Perfall serves as CEO and a director, of AHL Services, a private equity sponsored provider of marketing support services. Mr. Burke and Mr. Fletchall continue to serve as non-executive officers of AHL Services. Each of Mr. Perfall, Mr. Burke and Mr. Fletchall ceased to be an employee of AHL Services. as of December 31, 2006. Additionally, Union Street Capital Management, LLC, our majority stockholder and a limited liability company of which each of our executive officers are members, expect to execute a consulting agreement with AHL Services, with an initial term beginning on January 1, 2007 and extending through June 30, 2007 with an option for an extension by mutual agreement of the parties. AHL Services., and other firms with which our executive officers and directors are affiliated may compete with us for investment and acquisition opportunities in such industries. Mr. Schwieters is the Vice Chairman of Perseus, LLC, a merchant bank and private equity fund management company, and is a director of several public companies. Mr. Broshy is the Chairman and Chief Executive Officer of inVentiv Health, a provider of outsourced clinical, communications and commercial services to the pharmaceutical and life sciences industry, and is a member of the board of directors of a publicly-traded biotechnology company. Mr. Kay is the Managing Director of Navigant Consulting, a consulting firm providing litigation, financial, healthcare, energy and operational consulting services to government agencies, legal counsel and large companies and serves on a number of boards of directors of public and private companies. In each case, our executive officers’ and directors’ existing directorships may give rise to fiduciary obligations that take priority over any fiduciary obligation owed to us.

If any of our executive officers and directors become aware of business opportunities that may be appropriate for presentation to us as well as the other entities with which he or she is or may be affiliated, due to existing and potential future affiliations with these and other entities, they may have fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us. In this connection, our executive officers and directors have agreed to present to us for consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire all or substantially all of the outstanding equity securities of, or otherwise acquire or acquire control of an operating business in the business services industry until the earlier of the consummation by us of an initial business combination, the distribution of the trust account, or until such time as the executive officer or director ceases to be an officer or director, provided that the presentation of such opportunity to us shall in each case be subject to any fiduciary duty of such executive officer or director arising from a pre-existing fiduciary relationship. In addition, Messrs.Perfall, Burke and Fletchall have agreed to present opportunities to us involving a potential target company whose enterprise value is at least equal to 80% of the balance of the trust account (less the deferred underwriting discounts and commissions and taxes payable) at the time of the acquisition, again subject to the obligations of any pre-existing fiduciary duty.

None of our executive officers or directors has ever been associated with a publicly held blank check company.

None of our executive officers or directors has ever served as an officer or director of a development stage public company with the business purpose of raising funds to acquire a company. Accordingly, you may not be able to adequately evaluate their ability to successfully consummate an initial business combination through a blank check public company or a company with a structure similar to ours.

Because each of our executive officers and directors will directly or indirectly own shares of our common stock that will not participate in liquidating distributions, they may have a conflict of interest in determining whether a particular target business is appropriate for an initial business combination.

A. Clayton Perfall, our Chief Executive Officer and President, Brian H. Burke, our Chief Financial Officer and Treasurer, and Matthew C. Fletchall, our Vice President of Corporate Development and Secretary, each indirectly will own shares of our common stock through ownership in Union Street Capital Management, LLC. In addition, our directors will own shares of our common stock. Upon our dissolution and liquidation, none of Union Street Capital Management, LLC or our executive officers or directors will have the right to receive distributions from the trust account with respect to shares of our common stock they acquired prior to the completion of the Offering, and it and they would lose its and their entire investment in us were this to occur. Therefore, our executive officers’ and directors’ personal and financial interests may influence their motivation in identifying and selecting target businesses and consummating an initial business combination in a timely manner. This may also result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Our executive officers’ and directors’ interests in obtaining reimbursement for any out-of-pocket expenses incurred by them may lead to a conflict of interest in determining whether a particular target business is appropriate for a business combination and in the public stockholders’ best interest.

Our executive officers and directors will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account, unless the initial business combination is consummated. The amount of available proceeds is based upon our executive officers’ and directors’ estimate of the amount needed to fund our operations for the next 24 months and consummate an initial business combination. This estimate may prove to be inaccurate, especially if a portion of the available proceeds is used to make a down payment in connection with an initial business combination or pay exclusivity or similar fees or if we expend a significant portion of the available proceeds in pursuit of an initial business combination that is not consummated. The financial interest of our executive officers and directors could influence their motivation in selecting a target and thus, there may be a conflict of interest when determining whether a particular business combination is in our public stockholders’ best interest.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors or existing stockholders which may raise potential conflicts of interest.

In light of our executive officers’, directors’ and existing stockholders’ involvement with other companies and our intent to consummate an initial business combination, we may decide to acquire one or more businesses affiliated with our executive officers, directors or existing stockholders. Certain of our executive officers and directors, identified below, are affiliated with the following entities that are active in the business services industry: Mr. Perfall with AHL Services., and inVentiv Health; Mr. Burke and Mr. Fletchall with AHL Services.; Mr. Schwieters with Perseus, LLC, Mr. Broshy with inVentiv Health and Mr. Kay with Navigant Consulting. Our executive officers, directors and existing stockholders are not currently aware of any specific opportunities to consummate a business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would consider such a transaction if we determined that such affiliated entity met our criteria for a business combination. Despite our agreement to obtain an opinion from an independent investment banking firm regarding the fairness to our stockholders from a financial point of view of a business combination with one or more businesses affiliated with our existing stockholders, or our current executive officers and directors, potential conflicts of interest still may exist and, as a result, the terms of the initial business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

We will not generally be required to obtain a determination of the fair market value of a target business or target businesses from an unaffiliated, independent investment banking firm.

Our initial business combination must be with one or more operating businesses whose fair market value is at least equal to 80% of the balance in the trust account (less the deferred underwriting discounts and commissions and taxes payable) at the time of such combination. The fair market value of such business or businesses will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings, cash flow and book value. We have agreed to obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the National Association of Securities Dealers, Inc., which we refer to as NASD, with respect to the satisfaction of such criteria if one of our executive officers or directors is affiliated with that target business. However, in other situations, we will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business or businesses have sufficient fair market value.

The American Stock Exchange may delist our securities from trading on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We intend that our units, shares of common stock and warrants, which we refer to as our Securities, will be listed on the American Stock Exchange on or promptly after the date of this prospectus. We cannot assure you that our Securities will be, or will continue to be, listed on the American Stock Exchange in the future, prior to a business combination. Additionally, in connection with our initial business combination, it is likely that the American Stock Exchange may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the American Stock Exchange delists our securities from trading on its exchange and we are not able to list our Securities on another national securities exchange, we expect our securities could be quoted on the OTC Bulletin Board or the “pink sheets.” As a result, we could face significant material adverse consequences including:

•	a limited availability of market quotations for our Securities;

•

a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our Securities;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Since our units, and eventually our common stock and warrants will be listed on the American Stock Exchange, our units, common stock and warrants will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the American Stock Exchange, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our Securities may be adversely affected.

If at any time our Securities are no longer listed on the American Stock Exchange or another exchange or we have net tangible assets of $5,000,000 or less or our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended, which we refer to as the Securities Exchange Act. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to a transaction prior to sale;

•

provide the purchaser with risk disclosure documents that identify certain risks associated with investing in “penny stocks” and that describe the market for these “penny stocks,” as well as a purchaser’s legal remedies; and

•

obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in “penny stock” can be completed.

If our common stock becomes subject to these rules, broker-dealers may find it difficult to effect customer transactions and trading activity in our Securities may be adversely affected. As a result, the market price of our Securities may be depressed, and you may find it more difficult to sell our Securities.

We may only be able to consummate one business combination, which may cause us to be solely dependent on a single business and a limited number of services or products.

The net proceeds from the Offering and the private placement, after reserving $500,000 of the proceeds for our operating expenses, provided us with approximately $94,800,000 (or $108,750,000 if the over-allotment option is exercised in full), excluding deferred underwriting discounts and commissions, which we may use to consummate an initial business combination. Although we are permitted to consummate an initial business combination with more than one target business, we currently intend to consummate our initial business combination with a single operating business whose fair market value is at least equal to 80% of the balance in the trust account (less the deferred underwriting discounts and commissions and taxes payable) at the time of the initial business combination. If we acquire more than one target business, additional issues would arise, including possible complex accounting issues, which would include generating pro forma financial statements reflecting the operations of several target businesses as if they had been combined, and numerous logistical issues, which would include attempting to coordinate the timing of negotiations, proxy statement disclosure and closing, with multiple target businesses. In addition, we would be exposed to the risk that conditions to closings with respect to the initial business combination with one or more of the target businesses would not be satisfied, bringing the fair market value of the initial business combination below the required threshold of 80% of the balance in the trust account (less the deferred underwriting discounts and commissions and taxes payable). As a result, we are likely to consummate an initial business combination with only a single operating business, which may have only a limited number of services or products. The resulting lack of diversification may:

•	result in our being dependent upon the performance of a single operating business;

•	result in our being dependent upon the development or market acceptance of a single or limited number of services, processes or products; and

•

subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to an initial business combination.

In this case we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities that may have the resources to consummate several business combinations in different industries or different areas of a single industry so as to diversify risks and offset losses. Further, the prospects for our success may be entirely dependent upon the future performance of the initial target business or businesses we acquire.

Any attempt to consummate more than one transaction as our initial business combination will make it more difficult to consummate our initial business combination.

In the event that we are unable to identify a single operating company with which to consummate an initial business combination, we may seek to combine contemporaneously with multiple operating companies whose collective fair market value is at least equal to 80% of the balance in the trust account (less the deferred underwriting discounts and commissions and taxes payable) at the time of those combinations. Business combinations involve a number of special risks, including diversion of management’s attention, legal, financial, accounting and due diligence expenses, and general risks that transactions will not be consummated. To the extent we try to consummate more than one transaction at the same time, all of these risks will be exacerbated, especially in light of the small number of our executive officers and directors and our limited financial and other resources. Consummating our initial business combination through more than one transaction likely would result in increased costs as we would be required to conduct a due diligence investigation of more than one business and negotiate the terms of the initial business combination with multiple entities. In addition, due to the difficulties involved in consummating multiple business combinations concurrently, our attempt to consummate our initial business combination in this manner would increase the chance that we would be unable to successfully consummate our initial business combination in a timely manner. In addition, if our initial business combination entails simultaneous transactions with different entities, each entity will need to agree that its transaction is contingent upon the simultaneous closing of the other transactions, which may make it more difficult for us, or delay our ability, to consummate the initial business combination. As a result, if we attempt to consummate our initial business combination in the form of multiple transactions, there is an increased risk that we will not be in a position to consummate some or all of those transactions, which could result in our failure to satisfy the requirements for an initial business combination and force us to liquidate.

We may combine with a target business with a history of poor operating performance and there is no guarantee that we will be able to improve the operating performance of that target business.

Due to the competition for business combination opportunities, we may combine with a target business with a history of poor operating performance if we believe that target business has attractive attributes that can take advantage of trends in the business services industry. A business with a history of poor operating performance may be characterized by, among other things, several years of financial losses, a smaller market share than other businesses operating in a similar geographical area or industry or a low return on capital compared to other businesses operating in the same industry. In determining whether one of these companies would be an appropriate target, we would base our decision primarily on the fair market value of such a company. We would consider, among other things, its operating income, its current cash flows and its potential to generate cash in the future, the value of its current contracts and our assessment of its ability to attract and retain new customers. However, combining with a target company with a history of poor operating performance can be extremely risky and we may not be able to improve operating performance. If we cannot improve the operating performance of such a target business following our business combination, then our business, financial condition and results of operations will be adversely affected. Factors that could result in our not being able to improve operating performance include, among other things:

•	inability to predict changes in technological innovation;

•	competition from superior or lower priced services and products;

•	lack of financial resources;

•	inability to attract and retain key executives and employees;

•	claims for infringement of third-party intellectual property rights and/or the availability of third-party licenses; and

•	changes in, or costs imposed by, government regulation.

We may acquire a target business with operations located outside of the United States which may subject us to additional risks that could have an adverse effect on our business operations and financial results subsequent to the business combination.

Acquiring and operating a domestic target company which may have operations outside of the United States may involve additional risks, including changes in trade protection and investment laws, policies and measures, and other regulatory requirements affecting foreign trade and investment; social, political, labor, or economic conditions in a specific country or region; and difficulties in staffing and managing foreign operations. In addition, significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may adversely affect the price of combining with a foreign target business and, subsequent to the combination, our future net revenues. These types of risks may impede our ability to successfully consummate an initial business combination with a target business which has operations located outside of the United States and may impair our financial results and operations if we consummate such a business combination.

Our existing stockholders control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Upon completion of the Offering, our existing stockholders will own approximately 20% of our issued and outstanding shares of common stock (or approximately 18% if the over-allotment option is exercised in full). In addition, there is no restriction on the ability of our executive officers, directors and existing stockholders to purchase units or shares of our common stock either in the Offering or in the market after completion of the Offering. If they were to do so, the percentage of our outstanding common stock held by our executive officers, directors and existing stockholders would increase. Our board of directors will be divided into three classes, each of which generally will serve for a term of three years, with only one class of directors being elected in each year. There may not be an annual meeting of stockholders to elect new directors prior to the consummation of an initial business combination, in which case, all of the current directors will continue in office at least until the consummation of the initial business combination. If there is an annual meeting, as a consequence of this “staggered”

board of directors, only a minority of the board of directors would be considered for election. As a result of their substantial beneficial ownership through control of Union Street Capital Management, LLC, A. Clayton Perfall, our Chief Executive Officer and President, Brian H. Burke, our Chief Financial Officer and Treasurer, and Matthew C. Fletchall, our Vice President of Corporate Development and Secretary, each may exert considerable influence on actions requiring a stockholder vote, including the election of executive officers and directors, amendments to our amended and restated certificate of incorporation, the approval of benefit plans, mergers and similar transactions (other than approval of the initial business combination). Moreover, except to the extent stockholder proposals are properly and timely submitted, our directors will determine which matters, including prospective business combinations, to submit to a stockholder vote. As a result, they will exert substantial control over actions requiring a stockholder vote both before and following an initial business combination.

Our outstanding warrants may have an adverse effect on the market price of common stock and make it more difficult to consummate an initial business combination.

In connection with the offering, as part of the units, we issued warrants to purchase 12,500,000 shares of common stock. In addition, in connection with the private placement, we issued warrants to Union Street Capital Management, LLC to purchase 3,000,000 shares of common stock. To the extent we issue shares of common stock to consummate an initial business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants could make us a less attractive partner for a business combination in the eyes of a target business, as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and the potential for such issuance could reduce the value of the shares that may be issued to consummate the initial business combination. Accordingly, the existence of our warrants may make it more difficult to consummate an initial business combination or may increase the cost of a target business if we are unable to consummate an initial business combination solely with cash. Additionally, the sale, or potential sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

Our existing stockholders’ exercise of their registration rights may have an adverse effect on the market price of our common stock, and the existence of these rights may make it more difficult to consummate an initial business combination.

Union Street Capital Management, LLC is entitled to demand on up to three occasions that we register the resale of its shares of common stock and private placement warrants, including the underlying shares of common stock. Union Street Capital Management, LLC and our directors also have certain “piggyback” registration rights and the right to unlimited registration on Form S-3 to the extent that we are eligible to use Form S-3. If Union Street Capital Management, LLC and our directors exercise their registration rights with respect to all of their shares of common stock (including the shares underlying warrants purchased in the private placement) and warrants, then there will be an additional 6,125,000 shares of common stock eligible for trading in the public market. This potential increase in trading volume may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to consummate an initial business combination or increase the cost of a target business in the event that we are unable to consummate an initial business combination solely with cash, as the stockholders of a particular target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

Failure to maintain an effective registration statement and a prospectus available for use relating to the common stock underlying our warrants may deprive our warrants of value and the market for our warrants may be limited.

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless at the time of exercise a registration statement relating to shares of common stock issuable upon exercise of the warrants is effective and a prospectus relating to shares of common stock issuable upon exercise of the warrants is available for use and those shares of common stock have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of our warrants. The private placement warrants will not be exercisable at any time when a registration statement relating to the shares of common stock underlying the public warrants is not effective and a prospectus relating to those shares is not available for use by the public warrant holders. Holders of the warrants are not entitled to net cash settlement and the warrants may only be settled by delivery of shares of our common stock and not cash. Under the terms of a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us, we have agreed to use our reasonable best efforts to maintain an effective registration statement and prospectus available for use relating to common stock issuable upon exercise of the warrants until the expiration of the warrants, and to take such action as is necessary to qualify the common stock issuable upon exercise of the warrants for sale in those states in which the Offering was initially qualified. However, we cannot assure you that we will be able to do so. We have no obligation to settle the warrants for cash, in any event, and the warrants may not be exercised and we will not deliver securities therefore in the absence of an effective registration statement or a prospectus available for use. Warrant holders’ sole remedy for our failure to maintain an effective registration statement or a prospectus available for use is an extension of the expiration date for the warrants for a period of time equal to the period during which there is not an effective registration statement under the Securities Act with respect to the common stock and a prospectus with respect to the common stock that is available for use. Notwithstanding any extension of the expiration date, the warrants may never become exercisable if we never comply with these registration requirements. In any case, the warrants may be deprived of value and the market for the warrants may be limited if a registration statement relating to the common stock issuable upon the exercise of the warrants is not effective, a prospectus relating to the common stock issuable upon the exercise of the warrants is not available for use or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to consummate an initial business combination or operate over the near term or long term in our intended manner.

We do not plan to operate as an investment fund or investment company, or to be engaged in the business of investing, reinvesting or trading in securities. Our plan is to acquire, hold, operate and grow for the long term businesses in the business services sector. We do not plan to operate as a passive investor or as a merchant bank seeking dividends or gains from purchases and sales of securities. Our principals are experienced as officers and directors in the business services sector. Companies that fall within the definition of an “investment company” set forth in Section 3 of the Investment Company Act of 1940, as amended, and the regulations thereunder, which we refer to as the 1940 Act, are subject to registration and substantive regulation under the 1940 Act. Companies that are subject to the 1940 Act that do not become registered are normally required to liquidate and are precluded from entering into transactions or enforceable contracts other than as an incident to liquidation. The basic definition of an “investment company” in the 1940 Act and related SEC rules and interpretations includes a company (1) that is, proposes to be, or holds itself out as being engaged primarily in investing, reinvesting or trading in securities; or (2) that has more than 40% of its assets (exclusive of U.S. government securities and cash items) in “investment securities,” or (3) that is a “special situation investment company” (such as a merchant bank or private equity fund).

For example, if we were deemed to be an investment company under the 1940 Act, we would be required to become registered under the 1940 Act (or liquidate) and our activities would be subject to a number of restrictions, including, among others:

•	corporate governance requirements and requirements regarding mergers and share exchanges;

•	restrictions on the nature of our investments;

•	restrictions on our capital structure and use of multiple classes of securities; and

•	restrictions on our use of leverage and collateral;

each of which may make it difficult for us to consummate an initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy, and disclosure requirements, and other rules and regulations;

compliance with which would reduce the funds we have available outside the trust account to consummate an initial business combination.

In order not to be regulated as an investment company under the 1940 Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in an initial business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities.” Our business will be to identify and consummate a business combination and thereafter to operate the acquired business or businesses for the long term. We do not plan to buy companies with a view to resale or profit from sale of the businesses. We do not plan to buy unrelated businesses or to be a passive investor. We do not believe that our anticipated principal activities will subject us to the 1940 Act. To this end, the proceeds held in the trust account may only be invested by the trustee in U.S. government securities and in assets that are considered “cash items” for purposes of Section 3(a)(2) of the 1940 Act. Pursuant to the trust agreement, the trustee is not permitted to invest in securities or assets that are considered “investment securities” within the meaning of Section 3(a) of the 1940 Act. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring, growing and operating businesses for the long term in the business services sector (rather than on buying and selling companies in the manner of a merchant bank or private equity fund) we intend to avoid being deemed an “investment company” within the meaning of the 1940 Act. The Offering was not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account and the purchase of government securities for the trust account is intended as a holding place for funds pending the earlier to occur of either: (i) the consummation of our primary business objective, which is a business combination, or (ii) absent a business combination, our dissolution and return of the funds held in the trust account to our public stockholders as part of our plan of dissolution and liquidation. Notwithstanding our belief that we are not required to comply with the requirements of such act, in the event that the stockholders do not approve a plan of dissolution and distribution and the funds remain in the trust account for an indeterminable amount of time, we may be considered to be an investment company and thus required to comply with such act. In addition, if we do not invest the proceeds as discussed above, we may be deemed to be subject to the 1940 Act. If we were deemed to be subject to the 1940 Act, compliance with these additional regulatory burdens would require additional expense for which we have not accounted.

Our directors, including those we expect to serve on our Audit Committee, may not be considered “independent” under the policies of the North American Securities Administrators Association, Inc., and, therefore, may take actions or incur expenses that are not deemed to be independently approved or independently determined to be in our best interest.

Under the policies of the North American Securities Administrators Association, Inc., an international organization devoted to investor protection, because all of our directors may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf, such as attending meetings of the board of directors, identifying potential target businesses and performing due diligence on suitable business combinations, and all of our directors, directly or indirectly, own shares of our securities, state securities administrators could take the position that such individuals are not “independent.” If this were the case, they would take the position that we would not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. There is no limit on the amount of out-of-pocket expenses that could be incurred, and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which would include persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. To the extent such out-of pocket expenses exceed the available proceeds not deposited in the trust account, such out-of-pocket expenses would not be reimbursed by us unless we consummate an initial business combination. Although we believe that all actions taken by our directors on our behalf will be in our best interests, whether or not they are deemed to be “independent,” we cannot assure you that this will actually be the case. If actions are taken or expenses are incurred that actually are not in our best interests, it could have a material adverse effect on our business and operations and the price of our stock held by the public stockholders.

RISKS ASSOCIATED WITH THE BUSINESS SERVICES INDUSTRY

We intend to consummate an initial business combination with a company in the business services industry. After our initial business combination, we would be exposed to certain risks, including the following:

The business services industry is highly competitive and we may be unable to compete with businesses that have greater resources than we do.

After we consummate our initial business combination, we expect to face significant competition for business services clients and we expect that competition will increase as the trend towards offshore outsourcing and expansion by foreign and domestic competitors continues and continuing technological changes result in new and different competitors entering the market. These competitors may have greater resources or a lower cost structure than we will, enabling them to offer price reductions, adopt new or emerging technologies faster than we will, devote greater resources to the promotion and sale of their products and services than we will, or obtain client contracts by making available financing support that we may be unable to provide. Some of these competitors will have longer operating histories, more technological expertise, more recognizable brand names and more established relationships in industries that our business may serve in the future. Our business will need to keep pace with our competitors’ use of technology both to run its own operations and to provide services to clients. If it is unable to keep pace with changes in technology, its services or products could become obsolete, or it may operate less efficiently than our competitors, putting us at a competitive disadvantage. Increased competition, our inability to compete successfully against current or future competitors, pricing pressures or loss of market share could result in increased costs and reduced operating margins, which could harm its business, operating results, financial condition and future prospects. Competition in the business services industry could include offshore service providers, large consulting companies seeking operational outsourcing opportunities and potential clients’ own internal service organizations.

We could cause disruptions to our clients’ business from inadequate service, resulting in loss of clients and serious damage to our reputation.

Failure to meet service requirements of a client could result in that client terminating their relationship with us. In addition, a failure or inability to meet a client’s expectations could seriously damage our reputation and affect our ability to attract new business. Such damage to our reputation could cause some existing clients’ to decide not to renew contracts with us. Repairing this damage may require significant time and we may need to incur additional costs and expend additional efforts to reestablish our reputation in the industry and regain the confidence of potential clients.

Fraudulent data access and other security breaches may negatively impact our business and harm our reputation.

Security breaches in our facilities, computer networks and databases may cause harm to our business and reputation and result in a loss of customers. Despite security measures that we will undertake, systems may be vulnerable to physical break-ins, computer viruses, attacks by hackers and similar disruptive problems. Third-party contractors also may experience security breaches involving the storage and transmission of proprietary information. If users gain improper access to our databases, they may be able to steal, publish, delete or modify confidential third-party information that is stored or transmitted on the networks. In addition, misuse by customers of our information services could cause harm to our business and reputation and result in loss of customers. A security or privacy breach may affect us in the following ways:

•	deterring customers from using our services and products;

•	deterring data suppliers from supplying data to us;

•	harming our reputation;

•	exposing us to liability;

•	increasing operating expenses to correct a breach;

•	affecting our ability to meet customers’ expectations; or

•	causing inquiry from governmental authorities.

We may encounter long sales and implementation cycles that require significant resource commitments by us and our clients, which they may be unwilling or unable to make.

Some sectors that we may consider for a business combination providing business services may involve significant resource commitments by us and our clients. After the consummation of an initial business combination, we may expend substantial time and money on potential clients, educating them as to the value of our services and products and assessing the feasibility of integrating our systems and processes with theirs. Decisions relating to engaging business service providers generally involve the evaluation of the service by our clients’ senior management and a significant number of client personnel in various functional areas, each having specific and often conflicting requirements. We may expend significant funds and management resources during the sales cycle, and ultimately the potential client may not engage our services. Our sales cycle for all of our services is subject to significant risks and delays over which we have little or no control, including:

•	potential clients’ alternatives to our services or products, including their willingness to replace their internal solutions or existing vendors;

•	potential clients’ budgetary constraints, and the timing of our clients’ budget cycles and approval process;

•	potential clients’ willingness to expend the time and resources necessary to integrate their systems with our systems and network; and

•	the timing and expiration of potential clients’ current outsourcing agreements for similar services.

If we are unsuccessful in closing sales after expending significant funds and management resources, or if we experience delays in the sales cycle, it could have a negative impact on our revenues and margins. The sales and implementation process occupies important personnel resources that could otherwise be assisting other new clients. Moreover, after being engaged by a client after the sales process, it may take an additional period of time to integrate the client’s systems with ours, and to thereafter ramp-up our services to the client’s requirements.

In certain sectors of the business services industry, we may be subject to extensive laws and regulations.

In some sectors that we may consider for a business combination, companies have become subject to an increasing amount of federal and state regulation. To the extent that we have foreign operations, we will also be subject to the laws and regulations of the different jurisdictions where we operate. Failure to comply with applicable laws may subject us to, among other things, liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to continue to serve our clients or engage new clients, and allegations by our clients that we have not performed our contractual obligations, any of which may have a material adverse effect on our profitability and cash flow. Additional federal, state, local or foreign legislation, or changes in regulatory implementation, could further limit our activities or those of our clients in the future or significantly increase the cost of regulatory compliance in the affected jurisdiction.

If we rely on the use of intellectual property, we may be exposed to intellectual property infringement claims.

If we combine with a target company that relies heavily on the use of intellectual property to run its business, such entity may license, rather than own, the software that it uses from third-party vendors. If these vendors assert claims that we or our clients are infringing on their software or related intellectual property, we could incur substantial costs to defend these claims, which could have a material effect on our profitability and cash flow. In addition, if any of these vendors’ infringement claims are ultimately successful, the vendors could require us to (1) cease selling or using services or products that incorporate the challenged software or technology, (2) obtain a license or additional licenses from our vendors, or (3) redesign our services or products which rely on the challenged software or technology. If we are unsuccessful in the defense of an infringement claim and these vendors require us to initiate any of the above actions, then such actions could have a material adverse effect on our business, financial condition, results of operations and cash flow.

We may experience significant employee turnover and we may be unable to hire and retain enough sufficiently trained employees to support our operations, which could limit our ability to service clients, grow and operate profitably.

Some sectors of the business services industry are labor intensive and, following an initial business combination, our success could depend on our ability to attract, hire and retain qualified employees. Our growth could require that we continually hire and train new personnel. Higher than expected turnover among our employees would increase our recruiting and training costs and decrease operating efficiency and productivity and could lead to a decline in demand for our services. If this were to occur, we would be unable to service our clients effectively, and this would reduce our ability to continue our growth and operate profitably. We may be unable to continue to recruit, hire, train and retain a sufficient labor force of qualified employees to execute our growth strategy or meet the needs of our business.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties.

We currently maintain our executive offices at 102 South Union Street, Alexandria, VA 22314. The cost for this space is included in the $7,500 per-month fee Union Street Capital Management, LLC will charge us for general and administrative services commencing on the effective date of the Offering pursuant to a letter agreement between us and Union Street Capital Management, LLC. The agreement provides for a term of up to two years, commencing on the effective date of the Offering, until the earlier of our consummation of an initial business combination or our dissolution and liquidation. We believe that based on rents and fees for similar services in the Alexandria, Virginia area, that the fee which will be charged by Union Street Capital Management, LLC is at least as favorable as we could have obtained from an unaffiliated party. We consider our existing office space adequate for our current operations.

Item 3.	Legal Proceedings.

To the knowledge of management, there is no litigation currently pending or contemplated against us or any of our officers or directors.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2006.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Union Street’s common stock, warrants and units are each traded on the American Stock Exchange under the symbols USQ, USQ-WT and USQ-U, respectively. Union Street’s units commenced public trading on February 6, 2007 and its common stock and warrants commenced public trading on February 14, 2007.

The table below sets forth, for the calendar quarters indicated, the high and low bid prices of the Union Street common stock, warrants and units as reported on the American Stock Exchange. The quotations merely reflect the prices at which transactions were proposed, and do not necessarily represent actual transactions.

	American Stock Exchange
	Union Street Common Stock		Union Street Warrants		Union Street Units
	High	Low	High	Low	High	Low
2007 First Quarter	$7.38	$7.25	$0.70	$0.58	$8.00	$7.86
2007 Second Quarter	$7.52	$7.36	$0.86	$0.60	$8.31	$7.92
2007 Third Quarter	$7.69	$7.52	$0.94	$0.58	$8.50	$8.10
2007 Fourth Quarter	$7.70	$7.54	$0.72	$0.50	$8.25	$8.05

On March 13, 2008, the closing prices of the common stock, units and warrants of Union Street were $7.60, $7.85 and $0.20, respectively. We have approximately 470 holders of our common stock.

We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the period covered by this Annual Report on Form 10-K, there were no sales of unregistered securities.

Use of Proceeds from our Initial Public Offering

The effective date of our registration statement, which was filed on Form S-1 under the Securities Act of 1933 (File No. 333-136530), and which related to the initial public offering of our units, was February 1, 2007. Each unit consisted of one share of common stock, $.0001 par value per share, and one warrant to purchase one share of common stock. A total of 12,500,000 units were registered at a proposed maximum aggregate offering price of $100,000,000.

The offering was consummated on February 6, 2007. The underwriters of the offering were Banc of America Securities LLC and Morgan Joseph & Co. Inc. A total of 12,500,000 units were sold in the offering for an aggregate offering price of $100,000,000. Each of our units commenced trading its component share of common stock and warrant separately on February 14, 2007.

The net proceeds to us from the sale of our Units, after deducting offering expenses of approximately $700,000 and underwriting discounts of approximately $7,000,000 (including $3,700,000 placed in the Trust Account representing a deferred underwriters’ discount) was $95,300,000. $100,205,298 is currently being held in trust and $1,324,566 is currently held outside of the trust. These funds held outside of the trust are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of the initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through February 2009, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private or public offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

No expenses of the offering were paid to any of our officers and directors or any of their respective affiliates. We did, however, repay certain of our officers and directors for loans they made to us prior to the consummation of the initial public offering. The aggregate amount of principal on such loans that we repaid was $200,000. These loans were non-interest bearing.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None

Item 6.	Selected Financial Data.

The following tables should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. The selected financial data has been derived from our financial statements, of which the financial statements for the year ended December 31, 2007 have been audited by McGladrey & Pullen LLP and the financial statements for the period ended December 31, 2006 have been audited by Goldstein Golub Kessler LLP, independent registered public accounting firms, as indicated in their reports included elsewhere herein.

SELECTED FINANCIAL DATA

	Year Ended December 31, 2007	Period Ended December 31, 2006
Income statement data

Interest income	$4,068,104	—
Total expenses	603,845	20,906

Net income before provision for income taxes	3,464,259	(20,906)
Provision for income taxes	1,177,848	—

Net income	$2,286,411	(20,906)

Basic earnings per share	$0.16	(0.01)

Diluted earnings per share	$0.16	(0.01)

Weighted average shares outstanding – basic and diluted	14,289,384	3,125,000

	December 31, 2007	December 31, 2006
Balance sheet data

Cash	$1,324,566	42,207
Investments held in trust	100,205,298	—
Other current assets	81,561	5,000
Other Assets	360,884	541,387

Total assets	$101,972,309	588,594

Total liabilities	4,319,290	584,500
Common stock, subject to possible redemption	18,959,992	—
Total stockholders’ equity	78,693,027	4,094

Total liabilities and stockholders’ equity	$101,972,309	588,594

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes and schedules thereto contained in this Annual Report on Form 10-K and the Company’s audited financial statements and notes thereto included in our Final Prospectus filed with the SEC on February 5, 2007 and our Current Report on Form 8-K filed with the SEC on February 12, 2007.

We were formed on July 18, 2006, as a blank check company for the purpose of acquiring, through a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination, one or more operating businesses in the business services industry. We intend to use cash derived from the proceeds of the Offering, our capital stock, debt, or a combination of cash, capital stock, and debt, to consummate an initial business combination. Our initial business combination must be with an operating business whose fair market value is at least equal to 80% of the balance in the trust account (less the deferred underwriting discounts and commissions, taxes payable) at the time of such business combination.

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

As of December 31, 2007, $100,205,298 was held in trust and we had $1,324,566 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

Through December 31, 2007, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our private placement and initial public offering. For the twelve months ended December 31, 2007, we earned $4,360,298 in interest income on the trust account of which $325,558 was deferred and $4,034,740 is included in interest income in the statements of operations.

On July 17, 2007 the Company had released to it $1,250,000 of investment income earned on the trust account for working capital purposes in accordance with the Investment Management Trust Agreement.

On February 19, 2008 the Company had released to it $250,000 of investment income earned on the trust account for working capital purposes in accordance with the Investment Management Trust Agreement.

The following table shows the total funds held in the trust account as of December 31, 2007:

Net proceeds from our initial public offering and private placement of warrants to Union Street Capital Management, LLC placed in trust	$94,800,000

Deferred underwriters’ discounts and commissions	3,700,000

Total interest received through December 31, 2007	4,360,298

Working capital disbursements through December 31, 2007	(1,250,000)

Less total taxes paid through December 31, 2007	(1,405,000)

Total funds held in trust account as of December 31, 2007	$100,205,298

Recent Developments

As previously disclosed in our Current Report on Form 8-K, dated February 26, 2008 and filed with the SEC on February 27, 2008, on February 26, 2008 the Company entered into definitive agreements to acquire Archway Marketing Services Inc. (“Archway”), a provider of marketing operations management services, which is a subsidiary of AHL Services, Inc. (“AHL”) and RAZOR Business Strategy Consultants, LLC (“RAZOR”), a rapidly growing direct and interactive retail marketing agency,

Under the terms of the acquisition agreements, Union Street will acquire both RAZOR and Archway for an aggregate purchase price of $110.3 million, of which $10.0 million will be paid in shares of our common stock. Each transaction is contingent on the other one completing.

•

Archway Marketing Services, Inc. - Union Street will acquire Archway from AHL Services for a purchase price of $80.3 million. Mr. A. Clayton Perfall, our CEO, who is also the CEO and 5% shareholder of AHL, will invest 100% of his after-tax proceeds in our common stock, which will be restricted from disposition or transfer for a period of one year from closing. The after-tax proceeds are currently estimated to be approximately $3.0 million. Founded in 1953, Archway has grown to approximately 580 employees across 8 North American facilities and 6 on-site locations. The company is primarily focused on the operational components of outsourced marketing services, including program budgeting, logistics management, vendor management, sales portals, inventory management, fulfillment and distribution, customer care and analytics. The company offers a comprehensive suite of marketing solutions to meet the needs of clients across a broad range industries, including food & beverage, retail, automotive, life sciences, financial services, consumer products, and technology.

•

RAZOR Business Strategy Consultants, LLC - Union Street will acquire RAZOR for a purchase price of $30.0 million, of which $10.0 million will be paid in shares of our common stock. The shares of common stock issued to RAZOR in connection with the transaction will be restricted from disposition or transfer for a period of two years from closing. Founded in 2003, RAZOR has approximately 165 employees and serves leading national marketers. RAZOR is focused on heavy data analytics and program design capabilities, including customer and transaction analytics, such as media mix modeling, segmentation, and ROI analysis, and transaction-level communications, such as database marketing/CRM, direct mail, promotion, web development and digital communications.

For a more complete discussion of our proposed business combination, see our Current Report on Form 8-K filed with the SEC on February 27, 2008.

The transaction is currently expected to close in the third quarter of 2008, after the required approval of our stockholders.

RESULTS OF OPERATIONS

Through December 31, 2007, our efforts have been primarily organizational activities, activities relating to our Offering and active searching for a target company to do a business combination. We have neither engaged in any operations nor generated any revenues to date. We currently have no operating business. Beginning February 6, 2007 (the date of the consummation of our Offering) until our consummation of a Business Combination, we expect interest earned on the Offering proceeds held in our Trust Account to be our primary source of income.

Net income of $2,286,411 reported for the twelve months ended December 31, 2007 consisted primarily of investment income on the trust account (net of deferred interest) of $4,034,740 and other interest income of $33,364 offset by $18,080 expense for professional fees, $122,951 expense for director and officer liability insurance, $82,500 expense for a monthly administrative services agreement, $102,427 expense for travel and entertainment, $89,708 for AMEX listing fees, $162,095 for franchise tax, $26,082 for other expenses and $1,177,848 of income taxes.

Net income of $2,265,505 reported for the period July 18, 2006 (date of inception) through December 31, 2007 consisted primarily of investment income on the trust account (net of deferred interest) of $4,034,740 and other interest income of $33,364 offset by $18,080 expense for professional fees, $122,951 expense for director and officer liability insurance, $82,500 expense for a monthly administrative services agreement, $105,283 expense for travel and entertainment, $89,708 for AMEX listing fees, $162,095 for franchise tax, $44,132 for other expenses and $1,177,848 of income taxes.

Net loss of $20,906 reported for the period July 18, 2006 (date of inception) through December 31, 2006 consisted of $2,856 of expense for travel and entertainment and $18,050 for other expenses.

We presently occupy office space provided by Union Street Capital Management LLC, an affiliate of our initial stockholders. Union Street Capital Management LLC has agreed that, until we consummate the acquisition of a target business, it will make such office space, as well as certain office and secretarial services, available to us, as we may require from time to time. We have agreed to pay Union Street Capital Management LLC $7,500 per month for such services commencing on February 1, 2007. The statement of operations for the twelve months ended December 31, 2007 includes $82,500 related to this agreement.

CHANGES IN FINANCIAL CONDITION

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

Contractual Obligations

In connection with our Offering, Banc of America Securities LLC and Morgan Joseph & Co. Inc. has agreed to defer payment of the remaining three and seven tenths percent (3.7%) of the gross proceeds ($3,700,000) until completion of a Business Combination. Until a Business Combination is complete, these funds will remain in the Trust Account. If the Company does not complete a Business Combination then the 3.7% deferred fee will become part of the funds returned to the Company’s Public Stockholders from the Trust Account upon its liquidation as part of any plan of dissolution and distribution approved by the Company’s stockholders.

The Company has entered into an engagement agreement with Banc of America Securities LLC whereby Banc of America Securities LLC will provide financial advisory and investment banking services to the Company. For a more complete discussion of this engagement, see below under the section entitled “Item 13 Certain Relationships and Related Transaction.”

Other than contractual obligations incurred in the ordinary course of business, we do not have any other long-term contractual obligations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in, and if a suitable business target is not identified by us prior to the prescribed liquidation of the trust account we may not engage in, any substantive commercial business. Accordingly, the risks associated with foreign exchange rates, commodity prices, and equity prices are not significant.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-12 comprising a portion of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2007 was made under the supervision and with the participation of our management. Based on that evaluation, our management concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We do not currently, and are not required to, maintain an effective system of internal controls as defined by Section 404 of the Sarbanes-Oxley Act of 2002. We will be required to comply with the internal control requirements of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2008. As of the date of this report, we have not completed an assessment, nor have our auditors tested our system, of internal control. We expect that we will assess the internal controls of our target business or businesses preceding the completion of a business combination and will then implement a schedule for implementation and testing of such additional controls as we may determine are required to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of its internal controls. Many small and mid-sized target businesses we consider for a business combination may have internal controls that need improvement in areas such as:

•	Staffing for financial, accounting and external reporting areas, including segregation of duties;

•	Reconciliation of accounts;

•	Proper recordation of expenses and liabilities in the period to which they relate;

•	Proof of internal review and approval of accounting items;

•	Documentation of key accounting assumptions, estimates and/or conclusions; and

•	Documentation of accounting policies and procedures.

Because it will take time, management involvement and perhaps outside resources to determine what internal control improvements are necessary for us to meet regulatory requirements and market expectations for our operation of a target business, we may incur significant expense in meeting our public reporting responsibilities, particularly in the areas of designing, enhancing, or remediating internal and disclosure controls. Doing so effectively may also take longer than we expect, thus increasing our exposure to financial fraud or erroneous financial reporting.

Once our management’s report on internal controls is complete, we will retain our independent auditors to assess management’s report on internal controls and to render an opinion on such report when required by Section 404. Additional matters concerning a target business’s internal controls may be identified in the future when the assessment and testing is performed.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance of the Registrant.

Our current directors and executive officers are as follows:

Name	Age	Position
A. Clayton Perfall	49	Chairman, President and Chief Executive Officer
Brian H. Burke	44	Chief Financial Officer, Treasurer and Director
Matthew C. Fletchall	34	Vice President and Secretary
John T. Schwieters	68	Director
Eran Broshy	49	Director
David B. Kay	50	Director

A. Clayton Perfall, our Chairman, Chief Executive Officer and President since our formation, has served as Chief Executive Officer of AHL Services. since September 2001. During that period, AHL Services has owned and operated marketing services and industrial staffing businesses throughout North America and Europe. Mr. Perfall is also the

Managing Member of our sponsor, Union Street Capital Management, LLC. From January 2001 through June 2001, Mr. Perfall was the Chief Executive Officer of Convergence Holdings Limited, a company backed by GTCR Golder Rauner. From 1996 through 2000, Mr. Perfall was the CFO and member of the board of directors of Snyder Communications, Inc., an international provider of direct marketing, advertising, communications and professional services. Prior to joining Snyder Communications, Inc., Mr. Perfall was a partner at Arthur Andersen LLP. Mr. Perfall has remained a Director of inVentiv Health, a leading provider of value-added services to the pharmaceutical and life sciences industries, since its spin-off from Snyder Communications, Inc. in 1999. Since 2003, Mr. Perfall has also served as a Director of Affinity Direct, LLC, an on and off-line marketer of student loans. He has served as a Director of Comstock Homebuilding Company, a residential real estate developer, since 2004. Prior to May 2005, Mr. Perfall was a Director of Imagitas, a marketing services portfolio company backed by The Carlyle Group and Bain Capital. Mr. Perfall is a Trustee of the Mason School of Business at the College of William & Mary and is a Governor of St. Stephen’s & St. Agnes School in Alexandria, Virginia. He is a member of the Young Presidents Organization.

Brian H. Burke, our Chief Financial Officer, Treasurer and Director since our formation, served as both Chief Financial Officer and Senior Vice President of Corporate Development of AHL Services. from September 2001 to December 2006 and continues to serve as a non-executive officer. Mr. Burke is a member of our sponsor, Union Street Capital Management, LLC. From January 2001 through June 2001, Mr. Burke was Vice President of Corporate Development of Convergence Holdings Limited. From July 1997 through October 2000, Mr. Burke was Vice President of Corporate Development for Snyder Communications, Inc. Mr. Burke began his career at Arthur Andersen LLP in 1985.

Matthew C. Fletchall, our Vice President of Corporate Development and Secretary since our formation, served as Vice President of Corporate Development of AHL Services from September 2001 to December 2006 and continues to serve as a non-executive officer. Mr. Fletchall is a member of our sponsor, Union Street Capital Management, LLC. From January 2001 until June 2001, Mr. Fletchall was Director of Corporate Development of Convergence Holdings Limited. Prior to January 2001, Mr. Fletchall was a manager with Arthur Andersen LLP.

John T. Schwieters, Director, has been a Vice Chairman of Perseus, LLC since 2000. Perseus is a merchant bank and private equity fund management company that has invested in numerous buyout and growth equity transactions in the United States, Canada, and Western Europe and manages six investment funds with capital commitments totaling $1.3 billion. Prior to joining Perseus, Mr. Schwieters was the Managing Partner of Arthur Andersen’s Mid-Atlantic region and was a member of Arthur Andersen’s U.S. leadership team. Mr. Schwieters became a partner at Arthur Andersen in 1974 and was head of its Washington, D.C. tax practice from 1974 to 1989, becoming Office Managing Partner in 1989. Mr. Schwieters is a member of the board of directors of Smithfield Foods, Inc., Danaher Corporation, Choice Hotels International, and the United Way of the National Capital Area. He is non-executive Chairman of Raleigh Cycle Limited and is a member of the board of Perseus Books Group LLC. He has also served as Chairman, Greater Washington Board of Trade and President, Greater Washington Society of CPAs.

Eran Broshy, Director, has been Chief Executive Officer of inVentiv Health, Inc. (Nasdaq: VTIV) since 1999, also becoming its Chairman in 2006. From 1998 to 1999, Mr. Broshy served as President and Chief Executive Officer of Coelacanth Corporation, a privately-held biotechnology company. From 1984 until 1998, Mr. Broshy was a consultant with The Boston Consulting Group, and for the last five years as the partner responsible for its North American healthcare practice. Mr. Broshy is a member of the board of directors of Neurogen Corporation (Nasdaq: NRGN), a biotechnology company.

David B. Kay, Director, has been the CFO of MMA Financial since 2007, prior to MMA Financial Mr. Kay was Managing Director of Navigant Consulting since 2005. Navigant is a consulting firm providing litigation, financial, healthcare, energy and operational consulting services to large, complex multinational companies. From 2002 through 2004, he served as Managing Director and Chief Financial Officer of J.E. Roberts Companies, a fully integrated private equity, real estate investment management company that has purchased and managed over 11,000 assets totaling more than $8.0 billion in value. From 1990 through 2002, Mr. Kay was a partner with Arthur Andersen LLP. Mr. Kay sits on the board of directors and serves on the audit committee of Chevy Chase Bank and Saul Centers Inc.

Our board of directors has five directors and is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Mr. Burke will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Broshy and Mr. Kay will expire at the second annual meeting. The term of office of the third class of directors, consisting of Mr. Perfall and Mr. Schwieters, will expire at the third annual meeting.

Our directors will play a key role in identifying and evaluating prospective target businesses, selecting the target business, and structuring, negotiating and consummating its combination with us. None of our directors has been a principal of or affiliated with a public blank check company that executed a business plan similar to our business plan and none of our directors is currently affiliated with such an entity.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. All of these reports were filed in a timely manner.

Director Independence

The American Stock Exchange listing standards require that a majority of our board of directors be independent. Our board of directors has determined that John T. Schwieters, Eran Broshy and David B. Kay are “independent directors” as defined in the American Stock Exchange listing standards and applicable SEC rules.

Committees of the Board of Directors

Audit Committee

Our board of directors has an Audit Committee that reports to the board of directors. Mr. Kay, Mr. Schwieters and Mr. Broshy serve as members of our Audit Committee. Under the American Stock Exchange listing standards and applicable SEC rules, we are required to have three members of the Audit Committee, all of whom must be independent. David B. Kay, John T. Schwieters and Eran Broshy are independent.

Mr. Kay serves as the Chairman of the Audit Committee. Each member of the Audit Committee is financially literate and our board of directors has determined that each Mr. Kay, Mr. Schwieters and Mr. Broshy qualifies as an “audit committee financial expert” as defined in applicable SEC rules. The Audit Committee is responsible for meeting with our independent accountants regarding, among other issues, audits, and adequacy of our accounting and control systems.

In addition, the Audit Committee will monitor compliance on a quarterly basis with the terms of the Offering. If any noncompliance is identified, then the Audit Committee will be charged with the responsibility to immediately take all necessary action to rectify such noncompliance or otherwise cause compliance with the terms of the Offering. The Audit Committee’s approval will be required for any affiliated party transaction.

Compensation Committee

Our board of directors has a Compensation Committee that reports to the board of directors. Mr. Schwieters and Mr. Kay, each of whom is “independent” as defined in the rules of the American Stock Exchange and the SEC, serve as members of our Compensation Committee. Mr. Schwieters serves as the Chairman of the Compensation Committee. The functions of our Compensation Committee include:

•	Establishing overall employee compensation policies and recommending to our board of directors major compensation programs;

•	Subsequent to our consummation of a business combination, reviewing and approving the compensation of our officers and directors, including salary and bonus awards;

•	Administering our various employee benefit, pension and equity incentive programs;

•	Reviewing officer and director indemnification and insurance matters; and

•	Following the completion of the Offering, preparing an annual report on executive compensation for inclusion in our proxy statement.

Governance and Nominating Committee

We do not currently have a Governance and Nominating Committee. The independent members of our board of directors perform the functions of a Governance and Nominating Committee.

Code of Ethics

We have adopted a Code of Ethics that applies to our officers, directors and employees. We have filed a copy of our Code of Ethics as an exhibit to our registration statement on Form S-1, (Reg. No. 333-136530) as amended, as originally filed with the SEC on August 11, 2006. You can review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11.	Executive Compensation.

Executive Compensation

No compensation of any kind, including finder’s and consulting fees, will be paid to any of our executive officers, directors, or existing stockholders, or any of their respective affiliates (except as otherwise set forth in this prospectus), for services rendered prior to or in connection with an initial business combination. However, our executive officers and directors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, such as attending board of directors meetings, participating in the offering process, identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us and there will be no review of the reasonableness of the expenses by anyone other than our Board of Directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. To the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account, such out-of-pocket expenses would not be reimbursed by us unless we consummate an initial business combination.

In addition, our current executive officers and directors may or may not remain with our company following an initial business combination, depending on the type of business acquired and the sector of the business services industry in which the target company operates. If they do remain with our company, we may enter into employment or other compensation arrangements with them following an initial business combination, the terms of which have not yet been determined. We cannot assure you that our current executive officers and directors will be retained in any significant role, or at all, and have no ability to determine what remuneration, if any, will be paid to them if they are retained following an initial business combination.

Compensation Discussion and Analysis

Summary Compensation Table

No compensation was paid or accrued during the fiscal year ended December 31, 2007 to (1) our President and Chief Executive Officer, (2) our Chief Financial Officer or (3) our three most highly compensated executive officers, other than our President and Chief Executive Officer and our Chief Financial Officer.

2007 Grants of Plan-Based Awards

There were no equity awards during the fiscal year ended December 31, 2006 to (1) our President and Chief Executive Officer, (2) our Chief Financial Officer or (3) our three most highly compensated executive officers, other than our President and Chief Executive Officer and our Chief Financial Officer.

Employment Agreement

The Company is not a party to any formal employment agreements.

Fiscal Year 2007 Stock Option Awards

The Company did not award any stock options in 2007.

Compensation Actions in 2008

The Company has not made any bonus or salary awards for performance during 2007, nor has it approved any stock option awards for 2007 performance.

Outstanding Equity Awards at Fiscal 2007 Year-End

There were no grants of stock options outstanding on December 31, 2007, the last day of the fiscal year, held by each of (1) our President and Chief Executive Officer, (2) our Chief Financial Officer or (3) our three most highly compensated executive officers, other than our President and Chief Executive Officer and our Chief Financial Officer.

2007 Option Exercises and Stock Vested

The were no exercises of options to purchase our common stock by (1) our President and Chief Executive Officer, (2) our Chief Financial Officer or (3) our three most highly compensated executive officers, other than our President and Chief Executive Officer and our Chief Financial Officer during the fiscal year ended December 31, 2007.

Pension Benefits

The Company does not have any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

The Company does not have any non-qualified defined contribution plans or other deferred compensation plans.

Potential Payments Upon Termination or Change in Control

The Company is not party to any agreements, employment or otherwise, the terms of which obligate the Company to make payments and provide benefits to the Company’s executive officers in the event of a termination of employment.

2007 Director Compensation

No compensation was earned or paid by or to our non-employee directors in 2007.

Director Compensation Policy

The Company does not currently pay any fees to our directors.

Performance Graph

We have not included the performance graph index as we became a reporting company on February 6, 2007. We do not expect that our securities will trade at prices much different than the amounts paid for such securities in our initial public offering until such time that we complete a business combination, if we are able to do so.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 6, 2008, based on 15,625,000 shares of common stock outstanding as of such date and information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage of Class
Union Street Capital Management, LLC(3)	3,031,250	19.4%

A. Clayton Perfall(4)(5)	3,031,250	19.4%

Brian H. Burke(4)(5)	3,031,250	19.4%

Matthew C. Fletchall(4)	3,031,250	19.4%

John T. Schwieters(5)	31,250	*

Eran Broshy(5)	31,250	*

David B. Kay(5)	31,250	*

Fir Tree, Inc.(6) 505 Fifth Avenue 23rd Floor New York, NY 10017	1,546,875	9.9%

Jonathan M. Glaser, et al.(7) 11601 Wilshire Boulevard Suite 2180 Los Angeles, CA 90025	1,381,698	8.8%

QVT Financial LP(8) 1177 Avenue of the Americas, 9th Floor New York, NY 10036	1,191,700	7.63%

Deutsche Bank AG(9) Theodor-Heuss-Allee 70 60468 Frankfurt am Main Federal Republic of Germany	1,182,889	7.57%

Polar Securities Inc.(10) 372 Bay Street, 21st Floor Toronto, Ontario M5H 2W9, Canada	1,668,570	10.7%

Andrew M. Weiss, PH.D(11) 29 Commonwealth Avenue, 10th Floor Boston, Massachusetts 02116	810,968	5.2%

All directors and executive officers as a group (six individuals)	3,125,000	20.0%

*	Less than 1%
(1)	Unless otherwise noted, the business address of each of the following is 102 South Union Street, Alexandria, Virginia 22314.
(2)	Except as specifically indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants or rights held by that person that are currently exercisable or exercisable, convertible or issuable within 60 days of March 6, 2008, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
(3)	Excludes 3,000,000 shares of common stock that may be issued upon the exercise of warrants purchased by Union Street Capital Management, LLC exercisable upon the consummation of our initial business combination. A. Clayton Perfall, as trustee of three family trusts, Anne Perfall, Brian H. Burke and Matthew C. Fletchall individually as the members of Union Street Capital Management, LLC may be deemed to be the beneficial owners of the shares of common stock held by Union Street Capital Management, LLC.
(4)	Includes shares issued to Union Street Capital Management, LLC. See footnote (3) above.
(5)	Each of these individuals is a director.
(6)	Based on information contained in a Schedule 13G filed on February 16, 2007. Includes 1,358,075 shares owned by Sapling, LLC and 188,800 shares owned by Fir Tree Recovery Master Fund, L.P. Fir Tree Value Master Fund, LP is the sole member of Sapling, LLC and Fir Tree, Inc. Fir Tree, Inc. is the investment manager to both Sapling, LLC and Fir Tree Recovery Master Fund, L.P. Sapling, LLC and Fir Tree Recovery Master Fund, L.P. are deemed beneficial owners of 1,546,875 shares of common stock.

(7)	Based on information contained in a Schedule 13G filed on February 14, 2008. Pacific Assets Management, LLC (“PAM”) is an investment adviser whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the stock. PAM is the investment adviser to JMG Triton Offshore Fund, Ltd. and Pacific Capital Management, Inc. (“PCM”) is a member of PAM. Jonathan M. Glaser, Daniel Albert David and Roger Richter are control persons of PCM and PAM.
(8)	Based on information contained in a Schedule 13G filed by QVT Financial LP on February 12, 2008. QVT Financial LP is the investment manager for QVT Fund LP, which beneficially owns 966,355 shares of our common stock, and for Quintessence Fund L.P., which beneficially owns 108,411 shares of our common stock. QVT Financial LP is also the investment manager for a separate discretionary account managed for Deutsche Bank AG, which holds 116,954 shares of common stock. QVT Financial LP has the power to direct the vote and disposition of the shares of our common stock held by QVT Fund LP, Quintessence Fund L.P. and the separate account managed for Deutsche Bank AG. Accordingly, QVT Financial LP may be deemed to be the beneficial owner of an aggregate amount of 1,191,700 shares of our common stock, consisting of the shares owned by QVT Fund LP, Quintessence Fund L.P. and the separate account managed for Deutsche Bank AG.
(9)	Based on information contained in a Schedule 13G filed by Deutsche Bank AG on February 6, 2008. These securities are beneficially owned by the Corporate and Investment Banking business group and the Corporate Investment business group (collectively, “CIB”) of Deutsche Bank AG and its subsidiaries and affiliates (collectively, “DBAG”). These securities do not reflect securities, if any, beneficially owned by any other business group of DBAG. CIB disclaims beneficial ownership of the securities beneficially owned by (i) any client accounts with respect to which CIB or its employees have voting power or investment discretion, or both, and (ii) certain investment entities, of which CIB is the general partner, managing general partner, or other manager, to the extent interests in such entities are held by persons other than CIB.
(10)	Based on information contained in a Schedule 13G filed on March 3, 2008. Polar Securities Inc. (“Polar Securities”) serves as the investment manager to North Pole Capital Master Fund (“North Pole”) and a number of discretionary accounts to which it has voting and dispositive power over common stock. Of the aggregate 1,668,570 shares owned by Polar Securities, 806,100 are beneficially owned by North Pole. Polar Securities and North Pole disclaim beneficial ownership of the securities.
(11)	Based on information contained in a Schedule 13G filed on March 6, 2008. Shares reported by Andrew Weiss include shares beneficially owned by a private investment partnership of which Weiss Asset Management is the sole generally partner and which may be deemed to be controlled by Dr. Weiss, who is the managing member of Weiss Asset Management. Also includes shares held by a private investment corporation which may be deemed to be controlled by Dr. Weiss, who is the managing member of Weiss Capital, the investment manager of such private investment corporation. Dr. Weiss disclaims beneficial ownership of the shares reported herein as beneficially owned by him except to the extent of his pecuniary interest therein.

Union Street Capital Management LLC, concurrently with the closing of our initial public offering, such persons purchased in a private placement transaction a total of 3,000,000 warrants from us at a price of $1.00 per warrant. These warrants, which we collectively refer to as the private placement warrants, will not be sold or transferred by the purchasers who initially purchase these warrants from us until the completion of our initial business combination. The $3,000,000 purchase price of the private placement warrants were added to the proceeds of the initial public offering to be held in the trust account pending our completion of one or more business combinations. If we do not complete one or more business combinations that meet the criteria described herein, then the $3,000,000 purchase price of the private placement warrants will become part of the liquidation amount distributed to our public stockholders from our trust account as part of any plan of dissolution and distribution and the founding director warrants will expire worthless.

Our initial stockholders, which include all of our officers and directors, collectively, beneficially own 20% of the issued and outstanding shares of our common stock. Because of this ownership block, these stockholders may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions other than approval of a business combination.

Our initial stockholders will place the shares they owned before the Offering and the warrants purchased in the private placement, into an escrow account maintained by Continental Stock Transfer & Trust Company, acting as escrow agent. These shares and warrants will not be transferable during the escrow period except for transfers to our executive officers, our directors, certain controlled affiliates of our executive officers or directors and transfers to family members and trusts for estate planning purposes and upon death. Any shares or warrants held by these transferees would remain subject to the escrow agreement. The shares will not be released from escrow until one year following our initial business combination and the warrants will not be released until the consummation of the initial business combination, unless we were to consummate a transaction after the consummation of the initial business combination which results in all of the stockholders of the combined entity having the right to exchange their shares of common stock for cash, securities or other property. The warrants held by Union Street Capital Management, LLC will be exercisable immediately upon release from escrow.

We consider A. Clayton Perfall, Brian H. Burke and Matthew C. Fletchall to be our “promoters” and Union Street Capital Management, LLC to be our “parent” as these terms are defined under the federal securities laws.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

On July 24, 2006, we issued 3,125,000 shares of our common stock to Union Street Capital Management, LLC for $25,000 in cash at a purchase price of $0.008 per share. Subsequently, on August 7, 2006, Union Street Capital Management, LLC transferred 31,250 shares of our common stock to each of John T. Schwieters and David B. Kay (two of our independent directors) for $250 in cash, a purchase price of $0.008 per share and an aggregate purchase price of $500. On October 6, 2006, Union Street Capital Management, LLC transferred an additional 31,250 shares of our common stock to our newly elected independent director, Eran Broshy, for $250 in cash, a purchase price of $0.008 per share.

On February 5, 2007, we entered into an agreement with Union Street Capital Management, LLC pursuant to which it has agreed to purchase an aggregate of 3,000,000 warrants at a purchase price of $1.00 per unit. These warrants were purchased in a private placement pursuant to an exemption from registration contained in Section 4(2) of the Securities Act. The private placement occurred immediately prior to completion of the Offering.

Union Street Capital Management, LLC will be entitled to make up to three demands that we register these securities. Union Street Capital Management, LLC can elect to exercise these registration rights at any time beginning three months prior to the date on which the escrow period applicable to such shares expires. In addition, Union Street Capital Management, LLC has certain “piggy-back” registration rights with respect to these shares on registration statements filed subsequent to such date. Our other existing stockholders have piggy-back registration rights with respect to their shares on registration statements filed following the date three months prior to the end of the escrow period. We will bear the expenses incurred in connection with the filing of any such registration statements.

Union Street Capital Management, LLC, has agreed that it will make available to us office space and certain general and administrative services, as we may require from time to time. We have agreed to pay Union Street Capital Management, LLC, $7,500 per month for these services. As a result of these affiliations, our executive officers will benefit from the transaction to the extent of their interest in Union Street Capital Management, LLC. However, these arrangements are solely for our benefit and are not intended to provide any of our executive officers or directors compensation in lieu of a salary. We believe, based on rents and fees for similar services in the Alexandria, Virginia area, that the fees charged by Union Street Capital Management, LLC, are at least as favorable as we could have obtained from unaffiliated third-parties.

Each of A. Clayton Perfall, Brian H. Burke and Matthew C. Fletchall are also affiliated with AHL Services, a private equity sponsored provider of marketing support services. Mr. Perfall continues to serve as CEO and as a director of AHL Services and both Mr. Burke and Mr. Fletchall serve as non-executive officers.

We will reimburse our executive officers and directors for any out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board of directors or a court of competent jurisdiction if such reimbursement is challenged. To the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account, such out-of-pocket expenses would not be reimbursed by us unless we consummate an initial business combination.

In connection with our Offering, Banc of America Securities LLC and Morgan Joseph & Co. Inc. has agreed to defer payment of the remaining three and seven tenths percent (3.7%) of the gross proceeds ($3,700,000) until completion of a Business Combination. Until a Business Combination is complete, these funds will remain in the Trust Account. If the Company does not complete a Business Combination then the 3.7% deferred fee will become part of the funds returned to the Company’s Public Stockholders from the Trust Account upon its liquidation as part of any plan of dissolution and distribution approved by the Company’s stockholders. The Company has also entered into an engagement agreement with Banc of America Securities LLC whereby Banc of America Securities will provide financial advisory and investment banking services to the Company. In the event the Company consummates a business combination it will be obligated to pay to Banc of America Securities LLC an aggregate fee of $750,000 plus reimbursement of Banc of America Securities LLC’s out of pocket expenses

The American Stock Exchange listing standards require that a majority of our board of directors be independent. Our board of directors has determined that John T. Schwieters, Eran Broshy and David B. Kay are “independent directors” as defined in the American Stock Exchange listing standards and applicable SEC rules.

Item 14.	Principal Accounting Fees and Services.

Description of Professional Services

As previously disclosed in our January 2008 8-K filing, a majority of the partners of Goldstein Golub Kessler LLP (“GGK”) became partners of McGladrey & Pullen, LLP (“M&P”). As a result, GGK resigned as auditors of the Company effective January 8, 2008 and M&P was appointed as out independent registered public accounting firm in connection with our annual financial statements for the fiscal year ended December 31, 2007.

Audit Fees. The aggregate fees for professional services rendered by GGK, which includes fees related to the initial public offering and related audits (including the December 31, 2006 audit), review of financial statements included in our quarterly reports on Form 10-Q were approximately $63,045. In addition, we expect to be billed approximately $20,000 by M&P in connection with our December 31, 2007 year end audit.

Audit-Related Fees. Audit-related fees are for assurance and related services including, among others, consultation concerning financial accounting and reporting standards. There were no aggregate fees billed for audit-related services rendered by GGK or M&P.

Tax Fees. There were no fees paid to GGK or M&P for professional services for tax compliance, tax planning and tax advice for the fiscal years ended December 31, 2007 and 2006.

All Other Fees. There were no fees paid to GGK or M&P for services other than audit services and audit-related services rendered by GGK or M&P for the fiscal years ended December 31, 2007 and 2006.

Pre-Approval Policies

The Audit Committee is responsible for appointing, setting compensation, and overseeing the work of the independent auditor. The Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent auditor. A centralized service request function is used to provide an initial assessment of requests for services by the independent auditor. The request must be specific as to the particular services to be provided. Requests approved during the initial assessment are aggregated and submitted to the Audit committee for final approval. The independent auditor may not perform services, whether associated with audit or non-audit functions, unless the services have been approved prior to their performance by the Company’s Audit Committee. Each fiscal year, the Audit Committee negotiates and pre-approves the fee for the annual audit of the Company’s Consolidated Financial Statements. Each fiscal year, the Audit Committee may also specifically pre-approve certain audit services, audit-related services, tax services and other services. At the present time, the Audit Committee has not delegated any authority for approval of any services. All audit and permissible non-audit services provided by the independent auditor have been approved by the Audit

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

UNION STREET ACQUISITION CORP.

(a corporation in the development stage)

Financial Statements

For the period from January 1, 2007 to December 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Union Street Acquisition Corp.

We have audited the accompanying balance sheet of Union Street Acquisition Corp. (a development stage company) (the “Company”) as of December 31, 2007 and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2007 and the amounts included in the cumulative columns in the statements of operations and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Union Street Acquisition Corp. as of December 31, 2007, and the results of its operations and their cash flows for the year ended December 31, 2007 and for the amounts included in the cumulative columns in the statements of operations and cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

McGladrey & Pullen, LLP

New York, New York

March 11, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Union Street Acquisition Corp.

We have audited the accompanying balance sheet of Union Street Acquisition Corp. (a development stage company) as of December 31, 2006, and the related statements of operations, stockholders’ equity, and cash flows for the period from July 18, 2006 (date of inception) to December 31, 2006 and the period included in the cumulative columns from July 18, 2006 (date of inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Union Street Acquisition Corp. as of December 31, 2006, and the results of its operations and its cash flows for the period from July 18, 2006 (date of inception) to December 31, 2006 and the period included in the cumulative columns from July 18, 2006 (date of inception) to December 31, 2006, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has a net loss, working capital deficiency and has no operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company is in the process of raising capital through a Proposed Offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Goldstein Golub Kessler LLP

GOLDSTEIN GOLUB KESSLER LLP

New York, New York

January 4, 2007

Item 1.	Financial Statements

UNION STREET ACQUISITION CORP.

(A Development Stage Company)

Balance Sheet

	December 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$1,324,566	$42,207
Trust Account	100,205,298	—
Prepaid expenses	81,561	5,000

Total current assets	$101,611,425	47,207
Deferred tax asset	260,884	—
Deferred transaction costs	100,000	—
Deferred offering costs	—	541,387

Total assets	$101,972,309	$588,594

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$—
Accrued expenses	160,000	—
Deferred interest	325,558	—
Taxes payable	33,732	—
Accrued transaction costs	100,000	—
Accrued offering costs	—	384,500
Deferred underwriting fee	3,700,000	—
Note payable to a related party	—	200,000

Total current liabilities	4,319,290	584,500

Common Stock, subject to possible conversion	18,959,992	—

Stockholders’ equity
Preferred Stock, $0.0001 par value: 1,000,000 share authorized; no shares issued and outstanding	—	—
Common Stock, $0.0001 par value; 100,000,000 shares authorized; 15,625,000 issued and outstanding at December 31, 2007 and 3,125,000 issued and outstanding at December 31, 2006	1,563	313
Additional paid-in capital	76,425,959	24,687
Deficit accumulated during the development stage	2,265,505	(20,906)

Total stockholders’ equity	78,693,027	4,094

Total liabilities and stockholders’ equity	$101,972,309	$588,594

SEE NOTES TO FINANCIAL STATEMENTS.

UNION STREET ACQUISITION CORP

(A Development Stage Company)

Statement of Operations

	Twelve Months Ended December 31, 2007	July 18, 2006 (Date of Inception) Through December 31, 2007	July 18, 2006 (Date of Inception) Through December 31, 2006
Formation and operating costs	$603,845	$624,751	$20,906

Net loss from operations	(603,845)	(624,751)	(20,906)
Other income - Interest	4,068,104	4,068,104	—

Income before provision for taxes	3,464,259	3,443,353	(20,906)
Provision for income taxes	(1,177,848)	(1,177,848)	—

Net income	2,286,411	2,265,505	(20,906)

Basic and diluted net earnings per share	$0.16	$0.21	$(0.01)
Weighted average shares outstanding	14,289,384	10,784,774	3,125,000

SEE NOTES TO FINANCIAL STATEMENTS.

UNION STREET ACQUISITION CORP.

(A Development Stage Company)

Statement of Stockholders’ Equity

Cumulative Amounts from Inception (July 18, 2006) to December 31, 2007

	Common Stock		Additional	Earnings Accumulated During the Development
	Shares	Amount	Paid-In Capital	Stage	Total
Initial capitalization from founding stockholder and directors on July 24, 2006 at $.008 per share	3,125,000	$313	$24,687	$—	$25,000
Net loss (July 18 - Dec 31, 2006)				$(20,906)	$(20,906)

Balance - December 31, 2006	3,125,000	$313	$24,687	$(20,906)	$4,094

Proceeds from issuance of warrants			$3,000,000		$3,000,000
Sale of 12,500,000 units through public offering net of underwriter’s discount and offering expenses, including 2,499,999 shares subject to possible conversion)	12,500,000	$1,250	$92,361,264		$92,362,514
Proceeds subject to possible conversion			$(18,959,992)		$(18,959,992)
Net income (Jan 1, 2007 - Dec 31, 2007)				$2,286,411	$2,286,411

Balance - Dec 31, 2007	15,625,000	$1,563	$76,425,959	$2,265,505	$78,693,027

SEE NOTES TO FINANCIAL STATEMENTS.

UNION STREET ACQUISITION CORP.

(A Development Stage Company)

Statement of Cash Flows

	Twelve Months Ended December 31, 2007	July 18, 2006 (Date of Inception) Through December 31, 2007	July 18, 2006 (Date of Inception) Through December 31, 2006
Cash flows from operating activities:
Net income	$2,286,411	$2,265,505	$(20,906)
Adjustments to reconcile net loss to net cash provided by operating activities:
Interest earned on trust	(4,360,298)	(4,360,298)	—
Deferred taxes	(260,884)	(260,884)	—
Changes in:
Accrued expenses	160,000	160,000	—
Prepaid expenses	(76,561)	(81,561)	(5,000)
Deferred interest	325,558	325,558	—
Income taxes payable	33,732	33,732	—

Net cash used by operating activities	(1,892,042)	(1,917,948)	(25,906)

Cash flows from investing activities:
Cash placed in trust	(98,500,000)	(98,500,000)	—
Disbursements from trust	2,655,000	2,655,000

Net cash used by investing activities	(95,845,000)	(95,845,000)	—

Cash flows from financing activities:
Proceeds from note payable to a related party	—	200,000	200,000
Payment of note payable to a related party	(200,000)	(200,000)	—
Proceeds from issuance of common stock to founding stockholders	—	25,000	25,000
Proceeds from sale of Units to public	100,000,000	100,000,000	—
Proceeds from Private Placement warrants	3,000,000	3,000,000	—
Payment of offering costs	(3,780,599)	(3,937,486)	(156,887)

Net cash provided by financing activities	$99,019,401	$99,087,514	$68,113

Increase in cash	$1,282,359	$1,324,566	$42,207
Cash, beginning of period	$42,207	$—	$—

Cash, end of period	$1,324,566	$1,324,566	$42,207

Supplemental schedule of non-cash financing activities:
Accrual of deferred transaction costs	$100,000	$100,000	$—
Accrual of deferred offering costs	$—	$—	$384,500
Accrual of deferred underwriting fee	$3,700,000	$3,700,000	$—

SEE NOTES TO FINANCIAL STATEMENTS.

UNION STREET ACQUISITION CORP.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2007

Note A—Organization and Business Operations

Union Street Acquisition Corp. was incorporated in Delaware on July 18, 2006. The Company was formed to serve as a vehicle for the acquisition of an operating business through a merger, capital stock exchange, stock purchase, asset acquisition, or other similar business combination (the “Business Combination”). The Company has neither engaged in any operations nor generated any revenue to date. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. The Company has selected December 31st as its fiscal year end.

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective February 1, 2007. The Company consummated the Offering on February 9, 2007 and received net proceeds of approximately $92.4 million. The Company’s executive officers and directors have broad discretion with respect to the specific application of the net proceeds of the offering of Units (as defined in Note D below) and the private placement of 3,000,000 warrants that occurred immediately prior to the Offering (the “Private Placement”), although substantially all of the net proceeds of the Offering and Private Placement are intended to be generally applied toward consummating an initial Business Combination with (or acquisition of) one or more operating businesses in the business services industry. Furthermore, there is no assurance that the Company will be able to successfully consummate an initial Business Combination. An amount of $98,500,000, which includes $3,000,000 relating to the sale of warrants in the Private Placement and $3,700,000 deferred payment to the underwriters in the Offering, of the net proceeds is being held in a trust account (the “Trust Account”), and invested in money market funds meeting conditions of the Investment Company Act of 1940 or securities principally issued or guaranteed by the U.S. government until the earlier of (i) the consummation of its initial Business Combination or (ii) the distribution of the Trust Account as described below. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Certain of the Company’s executive officers have agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that the executive officers will be able to satisfy those obligations. The remaining proceeds and interest income earned on the funds in the Trust Account of up to $1,500,000, after tax, may be released to us upon demand, as follows: (x) an aggregate amount of up to $1,250,000, within 12 months after the Offering, and (y) an aggregate amount of up to $250,000 plus any remaining portion of the $1,250,000 not previously released to us during the initial 12-month period, during the period that is between 12 months and 24 months after the Offering. Under the terms of the Investment Management Trust Agreement the first release of funds from the Trust Account to the Company shall include income through the first full calendar quarter following the effective date of the IPO, which for the Company will be the quarter ended June 30, 2007. As of December 31, 2007, there had been $1,250,000 released to the Company from the Trust Account for working capital purposes and $1,405,000 for income taxes.

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

With respect to an initial Business Combination which is approved and consummated, any Public Stockholder who voted against the initial Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, including all accrued interest income (net of taxes payable on such interest income and after release of up to $1,500,000 of interest income, after tax, to fund working capital requirements), calculated as of two business days prior to the consummation of the proposed initial Business Combination, divided by the number of shares of common stock held by Public Stockholders at the date of the Offering. Accordingly, Public Stockholders holding less than 20% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of an initial Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.9999% of the amount held in the Trust Account) has been classified as common stock subject to possible conversion and a portion of the interest earned on the Trust Account (19.9999% of the interest earned on the Trust Account net of related taxes payable and net of the $1,250,000 released for working capital) has been classified as deferred interest in the accompanying December 31, 2007 balance sheet.

In the event that the Company does not consummate a Business Combination within 18 months from the consummation of the Offering (August 9, 2008), or 24 months from the Offering if certain extension criteria have been satisfied, the Company will dissolve and distribute the proceeds held in the Trust Account to public stockholders, excluding the existing stockholders to the extent of its initial stockholdings and the warrants purchased by it in the Private Placement. There is no assurance that the Company will be able to successfully effect a Business Combination during this period. This factor raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements are prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In the event of such distribution, the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units offered in the Offering discussed in Note C).

Note B—Summary of Significant Accounting Policies

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

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at December 31, 2007.

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

Note C—Initial Public Offering

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

The Company agreed to pay the underwriters an underwriting discount of 7% of the gross proceeds of the Offering. However, the underwriters have agreed that 3.7% of the underwriting discount will not be payable unless and until the Company completes a Business Combination and has waived it rights to receive such payment upon the Company’s liquidation if the Company is unable to complete a Business Combination. Accordingly, the deferred underwriting discount of $3,700,000 has been classified as a liability in the accompanying December 31, 2007 balance sheet.

Note D—Related Party Transactions

[1] The Company issued a $200,000 unsecured promissory note to Union Street Capital Management, LLC, a stockholder of the Company and an affiliate of the executive officers of the Company, on July 24, 2006. The note was non-interest bearing and was payable upon the earlier of a completion of the Offering or July 24, 2008. The note was repaid upon the consummation of the Offering from the net proceeds of the Offering. At December 31, 2006, the fair value of the promissory note approximated its carrying amount.

[2] The Company presently occupies office space provided by Union Street Capital Management, LLC, the affiliate described above. Such affiliate has agreed that it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering and continuing until the earlier of the consummation of an initial Business Combination by the Company or the Company’s liquidation. The statement of operations for the fiscal year ended December 31, 2007 includes $82,500 of expense relating to this agreement.

Note E—Founding Stockholders

Union Street Capital Management, LLC, a related party to the Company, purchased an aggregate of 3,000,000 warrants from the Company at a price of $1.00 per warrant, for an aggregate purchase price of $3,000,000. The purchase price of the warrants was in excess of their fair value. All of the proceeds from these purchases were placed in the Trust Account. These warrants were purchased in a private placement that occurred immediately prior to the completion of the Offering.

Note F—Common Stock

At December 31, 2007, 15,500,000 shares were reserved for issuance upon the exercise of the Warrants and the Private Placement Warrants.

Note G—Income Taxes

The provision for income taxes for the period ended December 31, 2007 consists of the following:

January 1 through December 31, 2007
Current:
Federal	1,438,732
State	—

Total Current	1,438,732
Deferred:
Federal	(260,884)
State	—

Total Deferred	(260,884)

Total	1,177,848

The Company does not have any current or deferred state income tax expense as a result of the majority of the interest income earned being exempt from state income tax.

The tax effect of temporary differences that give rise to the net deferred tax asset is as follows:

	December 31, 2007	December 31, 2006
Expenses deferred for income tax purposes	167,687	8,153
Income deferred for financial reporting purposes	110,690	—

	278,377	8,153
Valuation allowance	(17,493)	(8,153)

Net deferred tax asset	$260,884	$—

During 2007, the Company began to generate taxable income and therefore is no longer recording a valuation allowance on the federal deferred tax asset. A full valuation allowance is recorded against the state deferred tax assets given the uncertainty of the Company to generate state taxable income.

The Company’s effective tax rate of 34.0% equals the federal statutory rate of 34%.

U.S. statutory income tax rate	34.0%
State income tax	1.0%
Increase to valuation allowance	(1.0)%

Effective tax rate	34.0%

Note H—Selected Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations of the Company for the year ended December 31, 2007.

	2007 First Quarter	2007 Second Quarter	2007 Third Quarter	2007 Fourth Quarter	Total 2007
Revenue	—	—	—	—	—
Interest income	$702,458	$1,257,559	$1,097,396	$1,010,691	$4,068,104
Operating expenses	$(187,113)	$(144,576)	$(136,813)	$(135,343)	$(603,845)
Income (loss) before income taxes	515,345	1,112,983	960,583	875,348	3,464,259
Net income (loss)	340,128	734,569	633,985	577,729	2,286,411
Net income (loss) per share
- basic and diluted	$0.03	$0.03	$0.04	$0.04	$0.16

Note I—Subsequent Events

As previously disclosed in our Current Report on Form 8-K, dated February 26, 2008 and filed with the SEC on February 27, 2008, on February 26, 2008 the Company entered into definitive agreements to acquire Archway Marketing Services Inc. (“Archway”), a provider of marketing operations management services, which is a subsidiary of AHL Services, Inc. (“AHL”) and RAZOR Business Strategy Consultants, LLC (“RAZOR”), a rapidly growing direct and interactive retail marketing agency,

Under the terms of the acquisition agreements, Union Street will acquire both RAZOR and Archway for an aggregate purchase price of $110.3 million, of which $10.0 million will be paid in shares of our common stock. Each transaction is contingent on the other one completing.

•

Archway Marketing Services, Inc. - Union Street will acquire Archway from AHL Services for a purchase price of $80.3 million. Mr. A. Clayton Perfall, our CEO, who is also the CEO and 5% shareholder of AHL, will invest 100% of his after-tax proceeds in our common stock, which will be restricted from disposition or transfer for a period of one year from closing. The after-tax proceeds are currently estimated to be approximately $3.0 million. Founded in 1953, Archway has grown to approximately 580 employees across 8 North American facilities and 6 on-site locations. The company is primarily focused on the operational components of outsourced marketing services, including program budgeting, logistics management, vendor management, sales portals, inventory management, fulfillment and distribution, customer care and analytics. The company offers a comprehensive suite of marketing solutions to meet the needs of clients across a broad range industries, including food & beverage, retail, automotive, life sciences, financial services, consumer products, and technology

•

RAZOR Business Strategy Consultants, LLC - Union Street will acquire RAZOR for a purchase price of $30.0 million, of which $10.0 million will be paid in shares of our common stock. The shares of common stock issued to RAZOR in connection with the transaction will be restricted from disposition or transfer for a period of two years from closing. Founded in 2003, RAZOR has approximately 165 employees and serves leading national marketers. RAZOR is focused on heavy data analytics and program design capabilities, including customer and transaction analytics, such as media mix modeling, segmentation, and ROI analysis, and transaction-level communications, such as database marketing/CRM, direct mail, promotion, web development and digital communications.

For a more complete discussion of our proposed business combination, see our Current Report on Form 8-K filed with the SEC on February 27, 2008.

The transaction is currently expected to close in the third quarter of 2008, after the required approval of our stockholders.

On February 19, 2008 the Company had released to it $250,000 of investment income earned on the trust account for working capital purposes in accordance with the Investment Management Trust Agreement.

(b) Exhibits.

We hereby file as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description
1.1	Form of Underwriting Agreement. (Incorporated by reference from Amendment No. 4 to our registration statement on Form S-1 (File No. 333-136530), filed with the SEC on January 5, 2007).
2.1	Membership Interest Purchase Agreement, dated as of February 26, 2008, by and among Union Street Acquisition Corp., Razor Business Strategy Consultants LLC, the members of Razor and the Sellers’ Representatives.
2.2	Stock Purchase Agreement, dated as of February 26, 2008, by and among Union Street Acquisition Corp., Argenbright, Inc. and Archway Marketing Services, Inc.
3.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference from Amendment No. 4 to our registration statement on Form S-1 (File No. 333-136530), filed with the SEC on January 5, 2007).
3.2	By-laws. (Incorporated by reference from our registration statement on Form S-1 (File No. 333-136530), filed with the SEC on August 11, 2006).
4.1	Specimen Unit Certificate. (Incorporated by reference from our registration statement on Form S-1 (File No. 333-136530), filed with the SEC on August 11, 2006).
4.2	Specimen Common Stock Certificate. (Incorporated by reference from our registration statement on Form S-1 (File No. 333-136530), filed with the SEC on August 11, 2006).
4.3	Specimen Warrant Certificate. (Incorporated by reference from our registration statement on Form S-1 (File No. 333-136530), filed with the SEC on August 11, 2006).
10.1	Promissory Note issued by the Registrant to Union Street Capital Management, LLC. (Incorporated by reference from our registration statement on Form S-1 (File No. 333-136530), filed with the SEC on August 11, 2006).
10.2	Escrow Agreement by and among Continental Stock Transfer and Trust Company, Union Street Capital Management, LLC and our Directors. (Incorporated by reference from Amendment No. 4 to our registration statement on Form S-1 (File No. 333-136530), filed with the SEC on January 5, 2007).
10.3	Investment Management Trust Agreement between Continental Stock Transfer and Trust Company and Union Street Acquisition Corp. (Incorporated by reference from Amendment No. 4 to our registration statement on Form S-1 (File No. 333-136530), filed with the SEC on January 5, 2007).
10.4	Registration Rights Agreement by and among Union Street Acquisition Corp., Union Street Capital Management, LLC and our Directors. (Incorporated by reference from Amendment No. 2 to our registration statement on Form S-1 (File No. 333-136530), filed with the SEC on October 31, 2006).
10.5	Indemnification Agreement between Union Street Acquisition Corp. and the Directors. (Incorporated by reference from Amendment No. 2 to our registration statement on Form S-1 (File No. 333-136530), filed with the SEC on October 31, 2006).
10.6	Office Services Agreement between Union Street Acquisition Corp. and Union Street Capital Management, LLC. (Incorporated by reference from Amendment No. 2 to our registration statement on Form S-1 (File No. 333-136530), filed with the SEC on October 31, 2006).
10.7	Subscription Agreement for Union Street Capital Management, LLC. (Incorporated by reference from Amendment No. 2 to our registration statement on Form S-1 (File No. 333-136530), filed with the SEC on October 31, 2006).
10.8	Form of Insiders’ Letter for Executive Officers and Individual Directors. (Incorporated by reference from Amendment No. 4 to our registration statement on Form S-1 (File No. 333-136530), filed with the SEC on January 5, 2007).
10.9	Private Placement Purchase Agreement between Union Street Acquisition Corp. and Union Street Capital Management, LLC. (Incorporated by reference from Amendment No. 4 to our registration statement on Form S-1 (File No. 333-136530), filed with the SEC on January 5, 2007).
10.10	Warrant Agreement between Union Street Acquisition Corp. and Continental Stock Transfer and Trust Company. (Incorporated by reference from Amendment No. 4 to our registration statement on Form S-1 (File No. 333-136530), filed with the SEC on January 5, 2007).
10.11	Audit Committee Charter. (Incorporated by reference from Amendment No. 2 to our registration statement on Form S-1 (File No. 333-136530), filed with the SEC on October 31, 2006).
10.12	Compensation Committee Charter. (Incorporated by reference from Amendment No. 2 to our registration statement on Form S-1 (File No. 333-136530), filed with the SEC on October 31, 2006).
10.13	Letter Agreement, dated February 26, 2008, by and between Union Street Acquisition Corp. and Mr. A. Clayton Perfall.
10.14	Commitment Letter from Bank of America, N.A., dated February 26, 2008.
14.1	Code of Business Conduct and Ethics. (Incorporated by reference from Amendment No. 2 to our registration statement on Form S-1 (File No. 333-136530), filed with the SEC on October 31, 2006).
24.1	Power of Attorney (Included on Signature Page).

31.1	Certification of our Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of our Chief Financial Officer and Treasurer, pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of our Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNION STREET ACQUISITION CORP.

By:	/s/ A. Clayton Perfall
Name:	A. Clayton Perfall
Title:	Chairman, President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. Clayton Perfall	Chairman, President and	March 14, 2008
A. Clayton Perfall	Chief Executive Officer (principal executive officer)

/s/ Brian H. Burke	Chief Financial Officer, Treasurer and Director	March 14, 2008
Brian H. Burke	(principal financial and accounting officer)

/s/ Matthew C. Fletchall	Vice President and Secretary	March 14, 2008
Matthew C. Fletchall

/s/ John T. Schwieters	Director	March 14, 2008
John T. Schwieters

/s/ Eran Broshy	Director	March 14, 2008
Eran Broshy

/s/ David B. Kay	Director	March 14, 2008
David B. Kay