Form 10-Q
period 2008-03-31
UNION STREET ACQUISITION CORP.
filed 2008-05-07
CIK 1370618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2008.
or
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes               No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange. (Check one):

Large Accelerated Filer	Accelerated Filer
Non-Accelerated Filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes               No

There were 15,625,000 shares of the Registrant’s common stock issued and outstanding as of May 6, 2008.

Union Street Acquisition Corp. Form 10-Q
Table of Contents

i

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

Union Street Acquisition Corp.
(A Development Stage Company)
Balance Sheet

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,176,127	$1,324,566
Trust Account	100,429,151	100,205,298
Prepaid expenses	68,101	81,561
Total current assets	101,673,379	101,611,425
Deferred tax asset	334,054	260,884
Deferred transaction costs	622,277	100,000
Total assets	$102,629,710	$101,972,309
Liablilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$48,193	$160,000
Deferred interest	384,306	325,558
Taxes payable	267,317	33,732
Accrued transaction costs	200,000	100,000
Deferred underwriting fee	3,700,000	3,700,000
Total current liabilities	4,599,816	4,319,290
Common Stock subject to possible conversion, 2,499,999 shares at conversion value	18,959,992	18,959,992
Commitments	—	—
Stockholders’ equity
Preferred Stock, $0.0001 par value: 1,000,000 share authorized; no shares issued and outstanding	—	—
Common Stock, $0.0001 par value; 100,000,000 shares authorized; 15,625,000 issued and outstanding (including 2,499,999 shares subject to possible conversion)	1,563	1,563
Additional paid-in capital	76,425,959	76,425,959
Earnings accumulated during the development stage	2,642,380	2,265,505
Total stockholders’ equity	79,069,902	78,693,027
Total liabilities and stockholders’ equity	$102,629,710	$101,972,309

The accompanying notes are an integral part of these unaudited statements.

Union Street Acquisition Corp.
(A Development Stage Company)
Statement of Operations
(Unaudited)

	January 1 Through March 31, 2008	January 1 Through March 31, 2007	July 18, 2006 (Date of Inception) Through March 31, 2008
Formation and operating costs	$201,233	$187,113	$825,984
Net loss from operations	(201,233)	(187,113)	(825,984)
Other income – Interest	772,256	702,458	4,840,360
Income before provision for taxes	571,023	515,345	4,014,376
Provision for income taxes	(194,148)	(175,217)	(1,371,996)
Net income	376,875	340,128	2,642,380
Basic and diluted net earnings per share	$0.02	$0.03	$0.23
Weighted average shares outstanding	15,625,000	10,208,333	11,491,774

The accompanying notes are an integral part of these unaudited statements.

Union Street Acquisition Corp.
(A Development Stage Company)
Statement of Stockholders’ Equity

Cumulative Amounts from Inception (July 18, 2006) to March 31, 2008

	Common Stock		Additional Paid-In Capital	Earnings Accumulated During the Development Stage	Total
	Shares	Amount
Initial capitalization from founding stockholder and directors on July 24, 2006 at $.008 per share	3,125,000	$313	$24,687	$—	$25,000
Net loss (July 18 – December 31, 2006)				(20,906)	(20,906)
Balance – December 31, 2006	3,125,000	$313	$24,687	$(20,906)	$4,094
Proceeds from issuance of warrants			3,000,000		3,000,000
Sale of 12,500,000 units through public offering net of underwriter’s discount and offering expenses, including 2,499,999 shares subject to possible conversion)	12,500,000	1,250	92,361,264		92,362,514
Proceeds subject to possible conversion			(18,959,992)		(18,959,992)
Net income (January 1, 2007 – December 31, 2007)				2,286,411	2,286,411
Balance – December 31, 2007	15,625,000	$1,563	$76,425,959	$2,265,505	$78,693,027
Unaudited:
Net income (January 1, 2008 – March 31, 2008)				376,875	376,875
Balance – March 31, 2008	15,625,000	$1,563	$76,425,959	$2,642,380	$79,069,902

The accompanying notes are an integral part of these unaudited statements.

Union Street Acquisition Corp.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	January 1, 2008 Through March 31, 2008	January 1, 2007 Through March 31, 2007	July 18, 2006 (Date of Inception) Through March 31, 2008
Cash flows from operating activities:
Net income	$376,875	$340,128	$2,642,380
Adjustments to reconcile net loss to net cash provided by operating activities:
Interest earned on trust	(823,853)	(698,388)	(5,184,151)
Deferred tax asset	(73,170)	(49,306)	(334,054)
Changes in:
Accounts payable	8,193	—	8,193
Accrued expenses	(120,000)	40,725	40,000
Prepaid expenses	13,460	(195,210)	(68,101)
Deferred interest	58,748		384,306
Income taxes payable	233,585	224,523	267,317
Net cash used by operating activities	(326,162)	(337,527)	(2,244,110)
Cash flows from investing activities:
Cash placed in trust	—	(98,500,000)	(98,500,000)
Payment of transaction costs	(422,277)	—	(422,277)
Disbursements from trust	600,000	—	3,255,000
Net cash used by investing activities	177,723	(98,500,000)	(95,667,277)
Cash flows from financing activities:
Proceeds from note payable to a related party	—	—	200,000
Payment of note payable to a related party	—	(200,000)	(200,000)
Proceeds from issuance of common stock to founding stockholders	—	—	25,000
Proceeds from sale of Units to public	—	100,000,000	100,000,000
Proceeds from Private Placement warrants	—	3,000,000	3,000,000
Payment of offering costs	—	(3,614,567)	(3,937,486)
Net cash provided by financing activities	—	99,185,433	99,087,514
Increase in cash	(148,439)	347,906	1,176,127
Cash, beginning of period	1,324,566	42,207	—
Cash, end of period	1,176,127	390,113	1,176,127
Supplemental schedule of non-cash investing and financing activities:
Accrual of deferred transaction costs	200,000	—	200,000
Accrual of deferred offering costs	—	134,500	—
Accrual of deferred underwriting fee	$—	$3,700,000	$3,700,000
Supplemental schedule of cash flow information:
Income taxes paid	$33,733	$—	$1,438,733

The accompanying notes are an integral part of these unaudited statements.

UNION STREET ACQUISITION CORP.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008

Note A — Basis of Presentation

The financial statements of Union Street Acquisition Corp. (the ‘‘Company’’) at March 31, 2008, for the three months ended March 31, 2008, for the three months ended March 31, 2007 and for the period from July 18, 2006 (inception) to March 31, 2008 (cumulative) are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2008 and the results of its operations and its cash flows for the three months ended March 31, 2008 and March 31, 2007 and for the period from July 18, 2006 (inception) to March 31, 2008 (cumulative). Operating results for the interim periods are not necessarily indicative of the results to be expected for a full fiscal year. The December 31, 2007 balance sheet has been derived from the audited financial statements.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may be omitted pursuant to such rules and regulations. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional disclosures relating to the Company’s financial statements and accounting principles.

Note B — Organization and Business Operations

Union Street Acquisition Corp. was incorporated in Delaware on July 18, 2006. The Company was formed to serve as a vehicle for the acquisition of an operating business through a merger, capital stock exchange, stock purchase, asset acquisition, or other similar business combination (the ‘‘Business Combination’’). The Company has neither engaged in any operations nor generated any revenue to date. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

The registration statement for the Company’s initial public offering (the ‘‘Offering’’) was declared effective February 1, 2007. The Company consummated the Offering on February 9, 2007 and received net proceeds of approximately $92.4 million. The Company’s executive officers and directors have broad discretion with respect to the specific application of the net proceeds of the offering of Units (as defined in Note C below) and the private placement of 3,000,000 warrants that occurred immediately prior to the Offering (the ‘‘Private Placement’’), although substantially all of the net proceeds of the Offering and Private Placement are intended to be generally applied toward consummating an initial Business Combination with (or acquisition of) one or more operating businesses in the business services industry. Furthermore, there is no assurance that the Company will be able to successfully consummate an initial Business Combination. An amount of $98,500,000, which includes $3,000,000 relating to the sale of warrants in the Private Placement and $3,700,000 deferred payment to the underwriters in the Offering, of the net proceeds is being held in a trust account (the ‘‘Trust Account’’), and invested in money market funds meeting conditions of the Investment Company Act of 1940 or securities principally issued or guaranteed by the U.S. government until the earlier of (i) the consummation of its initial Business Combination or (ii) the distribution of the Trust Account as described below. As of March 31, 2008, 100% of the funds in the Trust Account were invested in the Treasury Trust Fund of BlackRock, Inc. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Certain of the Company’s executive officers have agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that the executive officers will be able to satisfy those obligations. Interest income earned on the funds in the Trust Account can be distributed to pay income taxes related to the taxable income of the Trust Account and up to $1,500,000, after tax, may be released to us upon demand, as follows: (x) an aggregate amount of up to $1,250,000, within 12 months after the Offering, and (y) an aggregate amount of up to $250,000 plus any remaining portion of the $1,250,000 not previously released to us during the initial 12-month period, during the period that is between 12 months and 24 months after the Offering. Under the terms of the Investment Management Trust Agreement the first release of funds from the Trust Account to the Company shall include income through the first full calendar quarter following the effective date of the IPO, which for the Company will be the quarter ended June 30, 2007. As of March 31, 2008, there had been $1,500,000 released to the Company from the Trust Account for working capital purposes and $1,755,000 for income taxes.

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

With respect to an initial Business Combination which is approved and consummated, any Public Stockholder who voted against the initial Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, including all accrued interest income (net of taxes payable on such interest income and after release of up to $1,500,000 of interest income, after tax, to fund working capital requirements), calculated as of two business days prior to the consummation of the proposed initial Business Combination, divided by the number of shares of common stock held by Public Stockholders at the date of the Offering. Accordingly, Public Stockholders holding less than 20% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of an initial Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.9999% of the amount held in the Trust Account) has been classified as common stock subject to possible conversion and a portion of the interest earned on the Trust Account (19.9999% of the interest earned on the Trust Account net of related taxes payable and net of the $1,500,000 released for working capital) has been classified as deferred interest in the accompanying March 31, 2008 balance sheet.

In the event that the Company does not consummate a Business Combination within 18 months from the consummation of the Offering (August 9, 2008), or 24 months from the Offering if certain extension criteria have been satisfied, the Company will dissolve and distribute the proceeds held in the Trust Account to public stockholders, excluding the existing stockholders to the extent of its initial stockholdings and the warrants purchased by it in the Private Placement. There is no assurance that the Company will be able to successfully effect a Business Combination during this period. This factor raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements are prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In the event of such distribution, the per share value of the residual assets remaining available for distribution (including Trust Account assets) may be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units offered in the Offering discussed in Note C).

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note C — Initial Public Offering

On February 9, 2007, the Company sold 12,500,000 units (‘‘Units’’) at an offering price of $8.00 per Unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (each, a ‘‘Warrant’’). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of (a) February 5, 2008 or (b) the consummation of an initial Business Combination with a target business, and expiring January 30, 2011. After the Warrants become exercisable, the Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days notice and only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. Holders of the Warrants are not entitled to net cash settlement and the Warrants may only be settled by delivery of shares of our common stock and not cash. No Warrant shall be exercisable unless at the time of exercise a registration statement relating to shares of common stock issuable upon exercise of the Warrants is effective and a prospectus relating to the shares of common stock issuable upon exercise of the warrants is available for use and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the Warrants. Consequently, the Warrants may expire unexercised and unredeemed.

The Company agreed to pay the underwriters an underwriting discount of 7% of the gross proceeds of the Offering. However, the underwriters have agreed that 3.7% of the underwriting discount will not be payable unless and until the Company completes a Business Combination and has waived it rights to receive such payment upon the Company’s liquidation if the Company is unable to complete a Business Combination. Accordingly, the deferred underwriting discount of $3,700,000 has been classified as a liability in the accompanying balance sheets.

Note D — Related Party Transaction

The Company presently occupies office space provided by Union Street Capital Management, LLC, the affiliate described above. Such affiliate has agreed that it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering and continuing until the earlier of the consummation of an initial Business Combination by the Company or the Company’s liquidation. The statement of operations for the three months ended March 31, 2008 includes $22,500 of expense relating to this agreement.

Note E — Founding Stockholders

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

Note F — Common Stock

At March 31, 2008, 15,500,000 shares were reserved for issuance upon the exercise of the Warrants and the Private Placement Warrants.

Note G — Recent Developments

On February 26, 2008, as previously disclosed in our Current Report on Form 8-K, dated February 26, 2008, and filed with the SEC on February 27, 2008, the Company entered into definitive agreements to acquire Archway Marketing Services, Inc. (‘‘Archway’’), a provider of marketing operations management services, which is a subsidiary of AHL Services, Inc. (‘‘AHL’’) and RAZOR Business Strategy Consultants, LLC (‘‘RAZOR’’), a direct and interactive retail marketing agency.

Under the terms of the acquisition agreements, Union Street will acquire both RAZOR and Archway for an aggregate purchase price of $110.3 million, of which $10.0 million will be paid in shares of our common stock. The completion of each transaction is contingent upon the closing of the other.

•	Archway Marketing Services, Inc. — Union Street will acquire Archway from AHL for a purchase price of $80.3 million. Mr. A. Clayton Perfall, Chairman of the Board of Directors, President and Chief Executive Officer of Union Street, is President, Chief Executive Officer, a director and 4.6% shareholder of AHL Services and pursuant to a Letter Agreement, dated February 26, 2008, Mr. Perfall has agreed to invest $3.0 million of his proceeds in Union Street common stock, valued at $8.00 per share. The shares will be restricted from disposition or transfer for a period of one year from closing. If mutually agreed upon between a special committee of the board of directors of Union Street and Mr. Perfall, he may fulfill some or all of this obligation by purchasing common stock of Union Street in the open market or in privately negotiated transactions prior to closing of the Acquisitions. Founded in 1953, Archway has grown to approximately 600 employees across eight North American facilities and six on-site locations. Archway is primarily focused on the operational components of outsourced marketing services, including program budgeting, logistics management, vendor management, sales portals, inventory management, fulfillment and distribution, customer care and analytics. Archway offers a comprehensive suite of marketing solutions to meet the needs of clients across a broad range industries, including food & beverage, retail, automotive, life sciences, financial services, consumer products, and technology.

•	RAZOR Business Strategy Consultants, LLC — Union Street will acquire RAZOR for a purchase price of $30.0 million, of which $10.0 million will be paid in shares of our common stock. The shares of common stock issued to RAZOR in connection with the transaction will be restricted from disposition or transfer for a period of two years from closing. Founded in 2003, RAZOR has approximately 165 employees and serves leading national marketers. RAZOR is focused on heavy data analytics and program design capabilities, including customer and transaction analytics, such as media mix modeling, segmentation, and ROI analysis, and transaction-level communications, such as database marketing/CRM, direct mail, promotion, web development and digital communications.

If the Archway Purchase Agreement is terminated because the holders of 19.99999% or more of the number of shares of Union Street’s common stock issued in Union Street’s initial public offering and outstanding as of the record date exercise their rights to convert the shares of Union Street common stock held by them into cash in accordance with Union Street’s certificate of incorporation, Union Street will pay to AHL a termination fee equal to the lesser of: (a) $200,000 in cash; and (b) 50% of the funds held by Union Street outside of the trust fund after paying or reserving for all of its costs and expenses through liquidation.

If the Razor Purchase Agreement is terminated because the holders of 19.99999% or more of the number of shares of Union Street’s common stock issued in Union Street’s initial public offering and outstanding as of the record date exercise their rights to convert the shares of Union Street common stock held by them into cash in accordance with Union Street’s certificate of incorporation, Union Street will pay to the Sellers a termination fee equal to the lesser of: (a) $200,000 in cash; and (b) 50% of the funds held by Union Street outside of the trust fund after paying or reserving for all of its costs and expenses through liquidation.

The Company received a loan commitment letter from Bank of America who has committed to provide financing of up to $30.0 million to partially fund the acquisition consideration and related fees and expenses, subject to borrowing base limitations. The commitment will expire on January 31, 2009, provided, however, that if the acquisitions have not been completed by October 31, 2008, the Company will be obligated to pay Bank of America a fee equal to 0.10% on the aggregate principal amount of the commitment.

The Company has entered into certain arrangements with service providers that will result in incremental transaction costs upon completion of a business combination. As of March 31, 2008 these amounts would have been approximately $1,550,000 of additional costs.

For a more complete discussion of our proposed business combination, see our Current Report on Form 8-K, dated February 26, 2009, as filed with the SEC on February 27, 2008, and our Preliminary Proxy Statement on Schedule 14 A filed with the SEC on April 23, 2008.

The transactions are currently expected to close in the third quarter of 2008, after the required approval of our stockholders.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘should,’’ ‘‘could,’’ ‘‘would,’’ ‘‘expect,’’ ‘‘plan,’’ ‘‘anticipate,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘continue,’’ or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings.

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

On February 9, 2007, the Company sold 12,500,000 units (‘‘Units’’) at an offering price of $8.00 per Unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (each, a ‘‘Warrant’’). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of (a) February 5, 2008 or (b) the consummation of an initial Business Combination with a target business and expiring January 30, 2011.

Recent Developments

On February 26, 2008, as previously disclosed in our Current Report on Form 8-K, dated February 26, 2008 and filed with the SEC on February 27, 2008, the Company entered into definitive agreements to acquire Archway Marketing Services Inc. (‘‘Archway’’), a provider of marketing operations management services, which is a subsidiary of AHL Services, Inc. (‘‘AHL’’) and RAZOR Business Strategy Consultants, LLC (‘‘RAZOR’’), a direct and interactive retail marketing agency,

Under the terms of the acquisition agreements, Union Street will acquire both RAZOR and Archway for an aggregate purchase price of $110.3 million, of which $10.0 million will be paid in shares of our common stock. The completion of each transaction is contingent upon the closing of the other.

•	Archway Marketing Services, Inc. — Union Street will acquire Archway from AHL for a purchase price of $80.3 million. Mr. A. Clayton Perfall, Chairman of the Board of Directors, President and Chief Executive Officer of Union Street, is President, Chief Executive Officer, a director and 4.6% shareholder of AHL Services and pursuant to a Letter Agreement, dated February 26, 2008, Mr. Perfall has agreed to invest $3.0 million of his proceeds in Union Street common stock, valued at $8.00 per share. The shares will be restricted from disposition or transfer for a period of one year from closing. If mutually agreed upon between a special committee of the board of directors of Union Street and Mr. Perfall, he may fulfill some or all of this obligation by purchasing common stock of Union Street in the open market or in privately negotiated transactions prior to closing of the Acquisitions. Founded in 1953, Archway has grown to approximately 600 employees across eight North American facilities and six on-site locations. Archway is primarily focused on the operational components of outsourced marketing services, including program budgeting, logistics management, vendor management, sales portals, inventory management, fulfillment and distribution, customer care and analytics. Archway offers a comprehensive suite of marketing solutions to meet the needs of clients across a broad range industries, including food & beverage, retail, automotive, life sciences, financial services, consumer products, and technology.

•	RAZOR Business Strategy Consultants, LLC — Union Street will acquire RAZOR for a purchase price of $30.0 million, of which $10.0 million will be paid in shares of our common stock. The shares of common stock issued to RAZOR in connection with the transaction will be restricted from disposition or transfer for a period of two years from closing. Founded in 2003, RAZOR has approximately 165 employees and serves leading national marketers. RAZOR is focused on heavy data analytics and program design capabilities, including customer and transaction analytics, such as media mix modeling, segmentation, and ROI analysis, and transaction-level communications, such as database marketing/CRM, direct mail, promotion, web development and digital communications.

If the Archway Purchase Agreement is terminated because the holders of 19.99999% or more of the number of shares of Union Street’s common stock issued in Union Street’s initial public offering and outstanding as of the record date exercise their rights to convert the shares of Union Street common stock held by them into cash in accordance with Union Street’s certificate of incorporation, Union Street will pay to AHL a termination fee equal to the lesser of: (a) $200,000 in cash; and (b) 50% of the funds held by Union Street outside of the trust fund after paying or reserving for all of its costs and expenses through liquidation.

If the Razor Purchase Agreement is terminated because the holders of 19.99999% or more of the number of shares of Union Street’s common stock issued in Union Street’s initial public offering and outstanding as of the record date exercise their rights to convert the shares of Union Street common stock held by them into cash in accordance with Union Street’s certificate of incorporation, Union Street will pay to the Sellers a termination fee equal to the lesser of: (a) $200,000 in cash; and (b) 50% of the funds held by Union Street outside of the trust fund after paying or reserving for all of its costs and expenses through liquidation.

The Company received a loan commitment letter from Bank of America who has committed to provide financing of up to $30.0 million to partially fund the acquisition consideration and related fees and expenses, subject to borrowing base limitations. The commitment will expire on January 31, 2009, provided, however, that if the acquisitions have not been completed by October 31, 2008, the Company will be obligated to pay Bank of America a fee equal to 0.10% on the aggregate principal amount of the commitment.

The Company has entered into certain arrangements with service providers that will result in incremental transaction costs upon completion of a business combination. As of March 31, 2008 these amounts would have been approximately $1,550,000 of additional costs.

For a more complete discussion of our proposed business combination, see our Current Report on Form 8-K, dated February 26, 2009, as filed with the SEC on February 27, 2008 and our Preliminary Proxy Statement on Schedule 14 A filed with the SEC on April 23, 2008.

The transactions are currently expected to close in the third quarter of 2008, after the required approval of our stockholders.

As of March 31, 2008, $100,429,151 was held in trust and we had $1,176,127 of cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

Through March 31, 2008, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, entering into the agreements described above and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our private placement and initial public offering. For the three months ended March 31, 2008, we earned $823,853 in interest income on the trust account of which $58,748 was deferred and $765,105 is included in interest income in the statements of operations.

On February 19, 2008 and July 17, 2007, the Company had released to it $250,000 and $1,250,000, respectively, of investment income earned on the trust account for working capital purposes in accordance with the Investment Management Trust Agreement.

The following table shows the total funds held in the trust account as of March 31, 2008:

Net proceeds from our initial public offering and private placement of warrants to Union Street Capital Management, LLC placed in trust	$94,800,000
Deferred underwriters’ discounts and commissions	3,700,000
Total interest received through March 31, 2008	5,184,151
Working capital disbursements through March 31, 2008	(1,500,000)
Less total disbursed for taxes through March 31, 2008	(1,755,000)
Total funds held in trust account as of March 31, 2008	$100,429,151

Results of Operations for the three month period ended March 31, 2008

Net income of $376,875 reported for the quarter ended March 31, 2008 consisted primarily of investment income on the trust account (net of deferred interest) of $765,105 and other interest income of $7,151 offset by $37,335 expense for professional fees, $34,086 expense for director and officer liability insurance, $22,500 expense for a monthly administrative services agreement, $47,445 expense for travel and entertainment, $6,875 for AMEX listing fees, $44,775 for franchise tax, $8,217 for other expenses and $194,148 of income taxes. At March 31, 2008, we had cash outside of the trust fund of $1,176,127, prepaid expenses of $68,101 and accounts payable and accrued expenses of $248,193. Until we enter into a business combination, we will not have revenues other than interest income, and will continue to incur expenses relating to identifying a target business to acquire.

We presently occupy office space provided by Union Street Capital Management LLC, an affiliate of our initial stockholders. Union Street Capital Management LLC has agreed that, until we consummate the acquisition of a target business, it will make such office space, as well as certain office and secretarial services, available to us, as we may require from time to time. We have agreed to pay Union Street Capital Management LLC $7,500 per month for such services commencing on February 1, 2007. The statement of operations for the three months ended March 31, 2007 includes $22,500 related to this agreement.

Liquidity and Capital Resources

Assuming the release of the full amount of the interest we are entitled to receive from the trust account, we believe we will have sufficient available funds outside of the trust account to operate through February 7, 2009, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to a business combination. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Off-Balance Sheet Arrangements

Warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The warrants meet the scope exception in paragraph 11(a) of Financial Accounting Standards (FAS) 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See Note C to the financial statements for more information.

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

ITEM 4.    CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2008 was made under the supervision and with the participation of our management. Based on that evaluation, our management concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section titled ‘‘Risk Factors’’ in our Prospectus as filed with the Securities and Exchange Commission dated February 5, 2007, which could materially affect our business, financial condition or future results. There have been no material updates or changes to such Risk Factors that are required to be disclosed in this Item 1A.

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

UNION STREET ACQUISITION CORP.

May 7, 2008	By:	/s/ A. Clayton Perfall
A. Clayton Perfall
Chief Executive Officer

	By:	/s/ Brian H. Burke
Brian H. Burke
Chief Financial Officer