Form 10-Q
period 2008-06-30
UNION STREET ACQUISITION CORP.
filed 2008-08-13
CIK 1370618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .
Commission File Number: 001-33281
Union Street Acquisition Corp.
(Exact name of Registrant as specified in its charter)

Delaware	20-5221262
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
102 South Union Street, Alexandria, VA 22314
(Address of Principal Executive Offices including Zip Code)
(703) 682-0730
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange. (Check one):

Large accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑      No ☐
There were 15,625,000 shares of the Registrant’s common stock issued and outstanding as of August 12, 2008.

Union Street Acquisition Corp. Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
UNION STREET ACQUISITION CORP.
(A Development Stage Company)
Balance Sheet

	June 30, 2008
	(Unaudited)	December 31, 2007

Assets
Current assets:
Cash and cash equivalents	$573,884	$1,324,566
Trust Account	100,665,539	100,205,298
Prepaid income tax	50,901	—
Prepaid expenses	27,141	81,561

Total current assets	$101,317,465	$101,611,425
Deferred tax asset	401,471	260,884
Deferred transaction costs	797,845	100,000

Total assets	$102,516,781	$101,972,309

Liablilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$41,468	$160,000
Deferred interest	428,709	325,558
Taxes payable		33,732
Accrued transaction costs	250,000	100,000
Deferred underwriting fee	3,700,000	3,700,000

Total current liabilities	4,420,177	4,319,290

Common Stock, subject to possible conversion, 2,499,999 shares at conversion value	18,959,992	18,959,992

Commitments	—	—

Stockholders’ equity
Preferred Stock, $0.0001 par value: 1,000,000 share authorized; no shares issued and outstanding	—	—
Common Stock, $0.0001 par value; 100,000,000 shares authorized; 15,625,000 issued and outstanding (including 2,499,999 shares subject to possible conversion)	1,563	1,563
Additional paid-in capital	76,425,959	76,425,959
Earnings accumulated during the development stage	2,709,090	2,265,505

Total stockholders’ equity	79,136,612	78,693,027

Total liabilities and stockholders’ equity	$102,516,781	$101,972,309

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED STATEMENTS.

UNION STREET ACQUISITION CORP
(A Development Stage Company)
Statement of Operations
(Unaudited)

					July 18, 2006
					(Date of Inception)
	Three Months Ended June 30,		Six Months Ended June 30,		Through
	2008	2007	2008	2007	June 30, 2008
Formation and operating costs	$193,883	$144,576	$395,116	$331,689	$1,019,867

Net loss from operations	(193,883)	(144,576)	(395,116)	(331,689)	(1,019,867)
Other income — Interest	294,958	1,257,559	1,067,214	1,960,017	5,135,318

Income before provision for taxes	101,075	1,112,983	672,098	1,628,328	4,115,451
Provision for income taxes	(34,365)	(378,414)	(228,513)	(553,631)	(1,406,361)

Net income	66,710	734,569	443,585	1,074,697	2,709,090

Basic and diluted net earnings per share	$0.00	$0.05	$0.03	$0.08	$0.23
Weighted average shares outstanding	15,625,000	15,625,000	15,625,000	12,931,630	12,018,557
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED STATEMENTS.

UNION STREET ACQUISITION CORP.
(A Development Stage Company)
Statement of Stockholders’ Equity
Cumulative Amounts from Inception (July 18, 2006) to June 30, 2008

				Earnings
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total
Initial capitalization from founding stockholder and directors on July 24, 2006 at $.008 per share	3,125,000	$313	$24,687	$—	$25,000
Net loss (July 18 - December 31, 2006)				$(20,906)	$(20,906)

Balance — December 31, 2006	3,125,000	$313	$24,687	$(20,906)	$4,094

Proceeds from issuance of warrants			$3,000,000		$3,000,000
Sale of 12,500,000 units through public offering net of underwriter’s discount and offering expenses, including 2,499,999 shares subject to possible conversion)	12,500,000	$1,250	$92,361,264		$92,362,514
Proceeds subject to possible conversion			$(18,959,992)		$(18,959,992)
Net income (January 1, 2007 - December 31, 2007)				$2,286,411	$2,286,411

Balance — December 31, 2007	15,625,000	$1,563	$76,425,959	$2,265,505	$78,693,027

Unaudited:
Net income (January 1, 2008 - June 30, 2008)				443,585	443,585

Balance — June 30, 2008	15,625,000	1,563	$76,425,959	$2,709,090	$79,136,612

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED STATEMENTS.
..

UNION STREET ACQUISITION CORP.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

			July 18, 2006
	Six Months	Six Months	(Date of Inception)
	Ended	Ended	Through
	June 30, 2008	June 30, 2007	June 30 2008
Cash flows from operating activities:
Net income	$443,585	$1,074,696	$2,709,090
Adjustments to reconcile net income to net cash provided by operating activities:
Interest earned on trust	(1,160,241)	(1,953,068)	(5,520,539)
Deferred tax asset	(140,587)	(49,306)	(401,471)
Changes in:
Accounts payable and accrued expenses	(118,532)	80,000	41,468
Prepaid expenses	54,420	(155,660)	(27,141)
Deferred interest	103,151	—	428,709
Income taxes payable	(84,633)	638,493	(50,901)

Net cash used by operating activities	(902,837)	(364,845)	(2,820,785)

Cash flows from investing activities:
Cash placed in trust	—	(98,500,000)	(98,500,000)
Disbursements from trust	700,000		3,355,000
Payment of transaction costs	(547,845)	—	(547,845)

Net cash (used by)/provided by investing activities	152,155	(98,500,000)	(95,692,845)

Cash flows from financing activities:
Proceeds from note payable to a related party	—	—	200,000
Payment of note payable to a related party	—	(200,000)	(200,000)
Proceeds from issuance of common stock to founding stockholders	—	—	25,000
Proceeds from sale of Units to public	—	100,000,000	100,000,000
Proceeds from Private Placement warrants	—	3,000,000	3,000,000
Payment of offering costs	—	(3,780,599)	(3,937,486)

Net cash provided by financing activities	—	99,019,401	99,087,514

Increase/(decrease) in cash	(750,682)	154,556	573,884
Cash, beginning of period	1,324,566	42,207	—

Cash, end of period	$573,884	$196,763	$573,884

Supplemental schedule of non-cash investing and financing activities:
Accrual of deferred transaction costs	$250,000	$—	$250,000
Accrual of deferred underwriting fee	—	3,700,000	3,700,000

Supplemental schedule of cash flow information:
Income taxes paid	$453,733	$450,000	$1,438,733

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED STATEMENTS.

UNION STREET ACQUISITION CORP.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008
Note A—Basis of Presentation
          The financial statements of Union Street Acquisition Corp. (the “Company”) at June 30, 2008, for the three and six months ended June 30, 2008, for the three and six months ended June 30, 2007 and for the period from July 18, 2006 (inception) to June 30, 2008 (cumulative) are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2008 and the results of its operations and its cash flows for the three and six months ended June 30, 2008 and June 30, 2007 and for the period from July 18, 2006 (inception) to June 30, 2008 (cumulative). Operating results for the interim periods are not necessarily indicative of the results to be expected for a full fiscal year. The December 31, 2007 balance sheet has been derived from audited financial statements.
          The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may be omitted pursuant to such rules and regulations. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional disclosures relating to the Company’s financial statements and accounting principles.
Note B—Organization and Business Operations
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
          The registration statement for the Company’s initial public offering (the “Offering”) was declared effective February 1, 2007. The Company consummated the Offering on February 9, 2007 and received net proceeds of approximately $92.4 million. The Company’s executive officers and directors have broad discretion with respect to the specific application of the net proceeds of the offering of Units (as defined in Note C below) and the private placement of 3,000,000 warrants that occurred immediately prior to the Offering (the “Private Placement”), although substantially all of the net proceeds of the Offering and Private Placement are intended to be generally applied toward consummating an initial Business Combination with (or acquisition of) one or more operating businesses in the business services industry. Furthermore, there is no assurance that the Company will be able to successfully consummate an initial Business Combination. An amount of $98,500,000, which includes $3,000,000 relating to the sale of warrants in the Private Placement and $3,700,000 deferred payment to the underwriters in the Offering, of the net proceeds is being held in a trust account (the “Trust Account”), and invested in money market funds meeting conditions of the Investment Company Act of 1940 or securities principally issued or guaranteed by the U.S. government until the earlier of (i) the consummation of its initial Business Combination or (ii) the distribution of the Trust Account as described below. As of June 30, 2008, 100% of the funds in the Trust Account were invested in the Treasury Trust Fund of BlackRock, Inc. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Certain of the Company’s executive officers have agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that the executive officers will be able to satisfy those obligations. Interest income earned on the funds in the Trust Account can be distributed to pay income taxes related to the taxable income of the Trust Account and up to $1,500,000, after tax, may be released to us upon demand, as follows: (x) an aggregate amount of up to $1,250,000, within 12 months after the Offering, and (y) an aggregate amount of up to $250,000 plus any remaining portion of the $1,250,000 not previously released to us during the initial 12-month period, during the period that is between 12 months and 24 months after the Offering. Under the terms of the Investment Management Trust Agreement the first release of funds from the Trust Account to the Company shall include income through the first full calendar quarter following the effective date of the IPO, which for the Company was the quarter ended June 30, 2007. As of June 30, 2008, there had been $1,500,000 released to the Company from the Trust Account for working capital purposes and $1,855,000 for income taxes.

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
          With respect to an initial Business Combination which is approved and consummated, any Public Stockholder who voted against the initial Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, including all accrued interest income (net of taxes payable on such interest income and after release of up to $1,500,000 of interest income, after tax, to fund working capital requirements), calculated as of two business days prior to the consummation of the proposed initial Business Combination, divided by the number of shares of common stock held by Public Stockholders at the date of the Offering. Accordingly, Public Stockholders holding less than 20% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of an initial Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.9999% of the amount placed in the Trust Account) has been classified as common stock subject to possible conversion and a portion of the interest earned on the Trust Account (19.9999% of the interest earned on the Trust Account net of related taxes payable and net of the amounts released for working capital) has been classified as deferred interest in the accompanying balance sheets.
In the event that the Company does not consummate a Business Combination within 24 months from the Offering, the Company will dissolve and distribute the proceeds held in the Trust Account to public stockholders, excluding the existing stockholders to the extent of its initial stockholdings and the warrants purchased by it in the Private Placement. There is no assurance that the Company will be able to successfully effect a Business Combination during this period. This factor raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements are prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In the event of such distribution, the per share value of the residual assets remaining available for distribution (including Trust Account assets) may be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units offered in the Offering discussed in
Note C).
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

Note D—Related Party Transaction
The Company presently occupies office space provided by Union Street Capital Management, LLC, the affiliate described above. Such affiliate has agreed that it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering and continuing until the earlier of the consummation of an initial Business Combination by the Company or the Company’s liquidation. The statement of operations for the three and six months ended June 30, 2008 includes $22,500 and $45,000 and for the three and six months ended June 30, 2007 includes $22,500 and $37,500 of expense relating to this agreement, respectively.
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
Note F—Common Stock
          At June 30, 2008, 15,500,000 shares were reserved for issuance upon the exercise of the Warrants and the Private Placement Warrants.
Note G — Proposed Acquisitions
          On February 26, 2008 the Company entered into definitive agreements to acquire Archway Marketing Services Inc. (“Archway”), a provider of marketing operations management services, which is a subsidiary of AHL Services, Inc. (“AHL”) and RAZOR Business Strategy Consultants, LLC (“RAZOR”), a direct and interactive retail marketing agency (the “Acquisitions”).
          Under the terms of the acquisition agreements, Union Street will acquire both RAZOR and Archway for an aggregate purchase price of $110.3 million, of which $10.0 million will be paid in shares of our common stock. The completion of each transaction is contingent upon the closing of the other.
•	Archway Marketing Services, Inc. — Union Street will acquire Archway from AHL Services for a purchase price of $80.3 million. Mr. A. Clayton Perfall, Chairman of the Board of Directors, President and Chief Executive Officer of Union Street, is President, Chief Executive Officer, a director and 4.6% shareholder of AHL Services and pursuant to a Letter Agreement, dated February 26, 2008, Mr. Perfall has agreed to invest $3.0 million of his proceeds in Union Street common stock, valued at $8.00 per share. The shares will be restricted from disposition or transfer for a period of one year from closing. If mutually agreed upon between a special committee of the board of directors of Union Street and Mr. Perfall, he may fulfill some or all of this obligation by purchasing common stock of Union Street in the open market or in privately negotiated transactions prior to closing of the Acquisitions. Founded in 1953, Archway has grown to approximately 600 employees across eight North American facilities and six on-site locations. Archway is primarily focused on the operational components of outsourced marketing services, including program budgeting, logistics management, vendor management, sales portals, inventory management, fulfillment and distribution, customer care and analytics. Archway offers a comprehensive suite of marketing solutions to meet the needs of clients across a broad range industries, including food & beverage, retail, automotive, life sciences, financial services, consumer products, and technology.

•	RAZOR Business Strategy Consultants, LLC — Union Street will acquire RAZOR for a purchase price of $30.0 million, of which $10.0 million will be paid in shares of our common stock. The shares of common stock issued to RAZOR in connection with the transaction will be restricted from disposition or transfer for a period of two years from closing. Founded in 2003, RAZOR has approximately 165 employees and serves leading national marketers. RAZOR is focused on heavy data analytics and program design capabilities, including customer and transaction analytics, such as media mix modeling, segmentation, and ROI analysis, and transaction-level communications, such as database marketing/CRM, direct mail, promotion, web development and digital communications.
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
          The Company has entered into certain arrangements with service providers that will result in incremental transaction costs upon completion of a business combination. As of June 30, 2008, these amounts would result in approximately $1,850,000 of additional costs.
          For a more complete discussion of our proposed business combination, see our Current Report on Form 8-K, dated February 26, 2008, as filed with the SEC on February 27, 2008, and our Preliminary Proxy Statement on Schedule 14 A filed with the SEC on April 23, 2008, as amended on June 5, 2008 and July 14, 2008.
          On June 23, 2008, Union Street entered into an agreement (the ''Argenbright Agreement’’) with Archway and Argenbright, whereby Union Street agreed to waive Argenbright’s compliance with the ''non-solicitation’’ provisions of the Archway Purchase Agreement and release all claims that Union Street may have against Argenbright in connection with the presentation of an alternative transaction by certain principals of Union Street to Argenbright, provided that the pursuit of such an alternative transaction does not hinder or delay the consummation of the Acquisitions by Union Street. In consideration for such waiver, Argenbright agreed to waive its right to receive a termination fee as set forth in the Archway Purchase Agreement, subject to the consummation of an alternative transaction on or before the earlier of twenty (20) days after termination of the Archway Purchase Agreement, or October 31, 2008. For a more complete discussion of the Argenbright Agreement see our Current Report on Form 8-K filed on June 24, 2008.
     On June 23, 2008, A. Clayton Perfall, Chief Executive Officer, President and Chairman of the Board of Directors of Union Street and President, Chief Executive Officer, a director and 4.6% shareholder of AHL and also a director and officer of its subsidiaries, including Archway, and Brian H. Burke, Chief Financial Officer, Treasurer and a member of Union Street’s Board of Directors and a non-executive officer of AHL and certain of its subsidiaries, entered into a letter agreement (the ''Letter Agreement’’) with Argenbright. Pursuant to the Letter Agreement, Messrs. Perfall and Burke and Argenbright agreed that if Messrs. Perfall and Burke, or their designee, are willing to enter into an alternative transaction to acquire Archway, then Messrs. Perfall and Burke, on behalf of themselves or their designee, and Argenbright will negotiate in good faith to enter into a stock purchase agreement on substantially the same terms as are in the Archway Purchase Agreement, including the same price, the same representations and warranties, the same covenants and indemnities and otherwise substantially similar except to the extent related to differences in the nature of any such buyer and the fact that it may not be a SPAC, and which shall have a condition to the closing of any alternative transaction be the failure of Union Street stockholders to approve the Acquisitions. In the event that the Archway Purchase Agreement is terminated, Messrs. Perfall and Burke and Argenbright agreed to use their reasonable best efforts to consummate such an alternative transaction, provided that the closing of any such alternative transaction occur prior to the earlier of twenty (20) days after termination of the Archway Purchase Agreement, or October 31, 2008, after which date the parties’ obligations under the Letter Agreement will expire and be of no further force or effect. For a more complete discussion of the Letter Agreement see our Current Report on Form 8-K filed on June 24, 2008.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
          This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-

looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.
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
Recent Developments
     On February 26, 2008, as previously disclosed in our Current Report on Form 8-K, dated February 26, 2008 and filed with the SEC on February 27, 2008, the Company entered into definitive agreements to acquire Archway Marketing Services Inc. (“Archway”), a provider of marketing operations management services, which is a subsidiary of AHL Services, Inc. (“AHL”) and RAZOR Business Strategy Consultants, LLC (“RAZOR”), a direct and interactive retail marketing agency (the “Acquisitions”).
     Under the terms of the acquisition agreements, Union Street will acquire both RAZOR and Archway for an aggregate purchase price of $110.3 million, of which $10.0 million will be paid in shares of our common stock. The completion of each transaction is contingent upon the closing of the other.
•	Archway Marketing Services, Inc. — Union Street will acquire Archway from AHL Services for a purchase price of $80.3 million. Mr. A. Clayton Perfall, Chairman of the Board of Directors, President and Chief Executive Officer of Union Street, is President, Chief Executive Officer, a director and 4.6% shareholder of AHL Services and pursuant to a Letter Agreement, dated February 26, 2008, Mr. Perfall has agreed to invest $3.0 million of his proceeds in Union Street common stock, valued at $8.00 per share. The shares will be restricted from disposition or transfer for a period of one year from closing. If mutually agreed upon between a special committee of the board of directors of Union Street and Mr. Perfall, he may fulfill some or all of this obligation by purchasing common stock of Union Street in the open market or in privately negotiated transactions prior to closing of the Acquisitions. Founded in 1953, Archway has grown to approximately 600 employees across eight North American facilities and six on-site locations. Archway is primarily focused on the operational components of outsourced marketing services, including program budgeting, logistics management, vendor management, sales portals, inventory management, fulfillment and distribution, customer care and analytics. Archway offers a comprehensive suite of marketing solutions to meet the needs of clients across a broad range industries, including food & beverage, retail, automotive, life sciences, financial services, consumer products, and technology.

•	RAZOR Business Strategy Consultants, LLC — Union Street will acquire RAZOR for a purchase price of $30.0 million, of which $10.0 million will be paid in shares of our common stock. The shares of common stock issued to RAZOR in connection with the transaction will be restricted from disposition or transfer for a period of two years from closing. Founded in 2003, RAZOR has approximately 165 employees and serves leading national marketers. RAZOR is focused on heavy data analytics and program design capabilities, including customer and transaction analytics, such as media mix modeling, segmentation, and ROI analysis, and transaction-level communications, such as database marketing/CRM, direct mail, promotion, web development and digital communications.
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
          The Company has entered into certain arrangements with service providers that will result in incremental transaction costs upon completion of a business combination. As of June 30, 2008, these amounts would result in approximately $1,850,000 of additional costs.
          For a more complete discussion of our proposed business combination, see our Current Report on Form 8-K, dated February 26, 2008, as filed with the SEC on February 27, 2008 and our Preliminary Proxy Statement on Schedule 14 A filed with the SEC on April 23, 2008, as amended on June 5, 2008 and July 14, 2008.
     On June 23, 2008, Union Street entered into an agreement (the ''Argenbright Agreement’’) with Archway and Argenbright, whereby Union Street agreed to waive Argenbright’s compliance with the ''non-solicitation’’ provisions of the Archway Purchase Agreement and release all claims that Union Street may have against Argenbright in connection with the presentation of an alternative transaction by certain principals of Union Street to Argenbright, provided that the pursuit of such an alternative transaction does not hinder or delay the consummation of the Acquisitions by Union Street. In consideration for such waiver, Argenbright agreed to waive its right to receive a termination fee as set forth in the Archway Purchase Agreement, subject to the consummation of an alternative transaction on or before the earlier of twenty (20) days after termination of the Archway Purchase Agreement, or October 31, 2008. For a more complete discussion of the Argenbright Agreement see our Current Report on Form 8-K filed on June 24, 2008.
     On June 23, 2008, A. Clayton Perfall, Chief Executive Officer, President and Chairman of the Board of Directors of Union Street and President, Chief Executive Officer, a director and 4.6% shareholder of AHL and also a director and officer of its subsidiaries, including Archway, and Brian H. Burke, Chief Financial Officer, Treasurer and a member of Union Street’s Board of Directors and a non-executive officer of AHL and certain of its subsidiaries, entered into a letter agreement (the ''Letter Agreement’’) with Argenbright. Pursuant to the Letter Agreement, Messrs. Perfall and Burke and Argenbright agreed that if Messrs. Perfall and Burke, or their designee, are willing to enter into an alternative transaction to acquire Archway, then Messrs. Perfall and Burke, on behalf of themselves or their designee, and Argenbright will negotiate in good faith to enter into a stock purchase agreement on substantially the same terms as are in the Archway Purchase Agreement, including the same price, the same representations and warranties, the same covenants and indemnities and otherwise substantially similar except to the extent related to differences in the nature of any such buyer and the fact that it may not be a SPAC, and which shall have a condition to the closing of any alternative transaction be the failure of Union Street stockholders to approve the Acquisitions. In the event that the Archway Purchase Agreement is terminated, Messrs. Perfall and Burke and Argenbright agreed to use their reasonable best efforts to consummate such an alternative transaction, provided that the closing of any such alternative transaction occur prior to the earlier of twenty (20) days after termination of the Archway Purchase Agreement, or October 31, 2008, after which date the parties’ obligations under the Letter Agreement will expire and be of no further force or effect. For a more complete discussion of the Letter Agreement see our Current Report on Form 8-K filed on June 24, 2008.
          As of June 30, 2008, $100,665,539 was held in trust and we had $573,884 of cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.
          Through June 30, 2008, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, entering into the agreements described above and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our private placement and initial public offering. For the three and six months ended June 30, 2008, we earned $336,388 and $1,160,241, respectively, in interest income on the trust account of which $44,403 and $103,151, respectively, was deferred and $291,985 and $1,057,090, respectively, is included in interest income in the statements of operations.
          On February 19, 2008 and July 17, 2007, the Company had released to it $250,000 and $1,250,000, respectively, of investment income earned on the trust account for working capital purposes in accordance with the Investment Management Trust Agreement.
     The following table shows the total funds held in the trust account as of June 30, 2008:

Net proceeds from our initial public offering and private placement of warrants to Union Street Capital Management, LLC placed in trust	$94,800,000
Deferred underwriters’ discounts and commissions	3,700,000
Total interest received through June 30,2008	5,520,539
Working capital disbursements through June 30, 2008	(1,500,000)
Less total disbursed for taxes through June 30, 2008	(1,855,000)

Total funds held in trust account as of June 30, 2008	$100,665,539
Results of Operations for the three and six month period ended June 30, 2008
          Net income of $66,710 reported for the three month period ended June 30, 2008 consisted primarily of investment income on the trust account (net of deferred interest) of $291,985 and other interest income of $2,973 offset by $48,212 expense for professional fees, $34,086 expense for director and officer liability insurance, $22,500 expense for a monthly administrative services agreement, $37,992 expense for travel and entertainment, $6,875 for AMEX listing fees, $40,000 for franchise tax, $4,218 for other expenses and $34,365 of income taxes. At June 30, 2008, we had cash outside of the trust fund of $573,883, prepaid expenses of $27,141 and accounts payable and accrued expenses of $41,468. Until we enter into a business combination, we will not have revenues other than interest income, and will continue to incur expenses relating to identifying a target business to acquire.
          Net income of $443,585 reported for the six month period ended June 30, 2008 consisted primarily of investment income on the trust account (net of deferred interest) of $1,057,090 and other interest income of $10,124 offset by $85,547 expense for professional fees, $68,171 expense for director and officer liability insurance, $45,000 expense for a monthly administrative services agreement, $85,437 expense for travel and entertainment, $13,750 for AMEX listing fees, $84,775 for franchise tax, $12,325 for other expenses and $228,513 of income taxes. At June 30, 2008, we had cash outside of the trust fund of $573,883, prepaid expenses of $27,141 and accounts payable and accrued expenses of $41,468. Until we enter into a business combination, we will not have revenues other than interest income, and will continue to incur expenses relating to identifying a target business to acquire.
          We presently occupy office space provided by Union Street Capital Management LLC, an affiliate of our initial stockholders. Union Street Capital Management LLC has agreed that, until we consummate the acquisition of a target business, it will make such office space, as well as certain office and secretarial services, available to us, as we may require from time to time. We have agreed to pay Union Street Capital Management LLC $7,500 per month for such services commencing on February 1,

2007. The statement of operations for the three and six months ended June 30, 2008 includes $22,500 and $45,000, respectively, related to this agreement.
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
Recent Accounting Pronouncements
          In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. Effective January 1, 2008, the Company implemented SFAS No. 157, which did not have an impact on Company’s financial results. In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities until January 1, 2009.
          We adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115 (“SFAS 159”) on January 1, 2008. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. We have not made any fair value elections as permitted under the provisions of SFAS 159; therefore, the adoption of this standard did not have an impact on our consolidated financial statements.
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
ITEM 4. CONTROLS AND PROCEDURES
          An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2008 was made under the supervision and with the participation of our management. Based on that evaluation, our management concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
          In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2007 as filed with the SEC on March 17, 2008, which could materially affect our business, financial condition or future results. There have been no material updates or changes to such Risk Factors that are required to be disclosed in this Item 1A.
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

UNION STREET ACQUISITION CORP.
August 13, 2008	By:	/s/ A. Clayton Perfall
A. Clayton Perfall
Chief Executive Officer

August 13, 2008	By:	/s/ Brian H. Burke
Brian H. Burke
Chief Financial Officer