Form 10-Q
period 2008-09-30
UNION STREET ACQUISITION CORP.
filed 2008-11-14
CIK 1370618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008.
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
There were 15,625,000 shares of the Registrant’s common stock issued and outstanding as of November 12, 2008.

Union Street Acquisition Corp. Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
UNION STREET ACQUISITION CORP.
(A Development Stage Company)
Balance Sheet

	September 30, 2008	December 31, 2007
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$204,074	$1,324,566
Trust Account	101,037,827	100,205,298
Income tax receivable	258,252
Prepaid expenses	104,420	81,561

Total current assets	$101,604,573	$101,611,425
Deferred tax asset	298,120	260,884
Deferred transaction costs	—	100,000

Total assets	$101,902,693	$101,972,309

Liablilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$151,918	$160,000
Deferred interest	—	325,558
Taxes payable	—	33,732
Accrued transaction costs	150,000	100,000
Deferred underwriting fee	—	3,700,000

Total current liabilities	301,918	4,319,290

Common Stock, subject to possible conversion, 2,499,999 shares at conversion value	—	18,959,992

Commitments	—	—

Stockholders’ equity
Preferred Stock, $0.0001 par value: 1,000,000 share authorized; no shares issued and outstanding	—	—
Common Stock, $0.0001 par value; 100,000,000 shares authorized; 15,625,000 issued and outstanding (including 2,499,999 shares subject to possible conversion at December 31, 2007)	1,563	1,563
Additional paid-in capital	99,085,951	76,425,959
Earnings accumulated during the development stage	2,513,261	2,265,505

Total stockholders’ equity	101,600,775	78,693,027

Total liabilities and stockholders’ equity	$101,902,693	$101,972,309

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED STATEMENTS.

UNION STREET ACQUISITION CORP
(A Development Stage Company)
Statement of Operations
(Unaudited)

					July 18, 2006
	Three Months Ended		Nine Months Ended		(Date of Inception)
	September 30,		September 30,		Through
	2008	2007	2008	2007	September 30, 2008

Formation and operating costs	$1,098,953	$136,813	$1,494,069	$468,502	$2,118,820

Net loss from operations	(1,098,953)	(136,813)	(1,494,069)	(468,502)	(2,118,820)
Other income — Interest	802,243	1,097,396	1,869,457	3,057,413	5,937,561

Income/(loss) before provision for taxes	(296,710)	960,583	375,388	2,588,911	3,818,741
(Provision)/benefit for income taxes	100,881	(326,598)	(127,632)	(880,230)	(1,305,480)

Net income/(loss)	(195,829)	633,985	247,756	1,708,681	2,513,261

Basic and diluted net earnings/(loss) per share	$(0.01)	$0.04	$0.02	$0.13	$0.20
Weighted average shares outstanding	15,625,000	15,625,000	15,625,000	13,839,286	12,430,211
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED STATEMENTS.

UNION STREET ACQUISITION CORP.
(A Development Stage Company)
Statement of Stockholders’ Equity
Cumulative Amounts from Inception (July 18, 2006) to September 30, 2008

				Earnings
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Initial capitalization from founding stockholder and directors on July 24, 2006 at $.008 per share	3,125,000	$313	$24,687	$—	$25,000
Net loss (July 18 - December 31, 2006)				$(20,906)	$(20,906)

Balance — December 31, 2006	3,125,000	$313	$24,687	$(20,906)	$4,094

Proceeds from issuance of warrants			$3,000,000		$3,000,000
Sale of 12,500,000 units through public offering net of underwriter’s discount and offering expenses, including 2,499,999 shares subject to possible conversion)	12,500,000	$1,250	$92,361,264		$92,362,514
Proceeds subject to possible conversion			$(18,959,992)		$(18,959,992)
Net income (January 1, 2007 - December 31, 2007)				$2,286,411	$2,286,411

Balance — December 31, 2007	15,625,000	$1,563	$76,425,959	$2,265,505	$78,693,027

Unaudited:
Reclassification of proceeds subject to possible conversion			$18,959,992		$18,959,992
Reclassification of deferred underwriting fee			$3,700,000		$3,700,000
Net income (January 1, 2008 - September 30, 2008)				247,756	247,756

Balance — September 30, 2008	15,625,000	1,563	$99,085,951	$2,513,261	$101,600,775

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED STATEMENTS.
..

UNION STREET ACQUISITION CORP.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

			July 18, 2006
	Nine Months	Nine Months	(Date of Inception)
	Ended	Ended	Through
	September 30, 2008	September 30, 2007	September 30 2008

Cash flows from operating activities:
Net income	$247,756	$1,708,681	$2,513,261
Adjustments to reconcile net income to net cash provided by operating activities:
Write off of transaction costs	934,218	—	934,218
Interest earned on trust	(1,532,529)	(3,211,345)	(5,892,827)
Deferred tax asset	(37,236)	(176,903)	(298,120)
Changes in:
Accounts payable and accrued expenses	(8,082)	132,045	151,918
Prepaid expenses	(22,859)	(116,111)	(104,420)
Income tax receivable	(258,252)		(258,252)
Deferred interest	(325,558)	173,897	—
Income taxes payable	(33,732)	1,057,132	—

Net cash used by operating activities	(1,036,274)	(432,604)	(2,954,222)

Cash flows from investing activities:
Cash placed in trust	—	(98,500,000)	(98,500,000)
Disbursements from trust	700,000	1,250,000	3,355,000
Payment of transaction costs	(784,218)		(784,218)

Net cash (used by)/provided by investing activities	(84,218)	(97,250,000)	(95,929,218)

Cash flows from financing activities:
Proceeds from note payable to a related party	—	—	200,000
Payment of note payable to a related party	—	(200,000)	(200,000)
Proceeds from issuance of common stock to founding stockholders	—	—	25,000
Proceeds from sale of Units to public	—	100,000,000	100,000,000
Proceeds from Private Placement warrants	—	3,000,000	3,000,000
Payment of offering costs	—	(3,780,599)	(3,937,486)

Net cash provided by financing activities	—	99,019,401	99,087,514

Increase/(decrease) in cash	(1,120,492)	1,336,797	204,074
Cash, beginning of period	1,324,566	42,207	—

Cash, end of period	$204,074	$1,379,004	$204,074

Supplemental schedule of cash flow information:
Income taxes paid	$456,852	$955,000	$1,861,852

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED STATEMENTS.

UNION STREET ACQUISITION CORP.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
Note A—Basis of Presentation
          The financial statements of Union Street Acquisition Corp. (the “Company”) at September 30, 2008, for the three and nine months ended September 30, 2008, for the three and nine months ended September 30, 2007 and for the period from July 18, 2006 (inception) to September 30, 2008 (cumulative) are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2008 and the results of its operations and its cash flows for the three and nine months ended September 30, 2008 and September 30, 2007 and for the period from July 18, 2006 (inception) to September 30, 2008 (cumulative). The results for the period ended September 30, 2008 include adjustments related to the vote on the Company’s proposed acquisitions held on September 22, 2008 where such acquisitions were not approved. See Note G for further disclosure. Operating results for the interim periods are not necessarily indicative of the results to be expected for a full fiscal year. The December 31, 2007 balance sheet has been derived from audited financial statements.
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
          The registration statement for the Company’s initial public offering (the “Offering”) was declared effective February 1, 2007. The Company consummated the Offering on February 9, 2007 and received net proceeds of approximately $92.4 million. The Company’s executive officers and directors had broad discretion with respect to the specific application of the net proceeds of the offering of Units (as defined in Note C below) and the private placement of 3,000,000 warrants that occurred immediately prior to the Offering (the “Private Placement”), although substantially all of the net proceeds of the Offering and Private Placement were intended to be generally applied toward consummating an initial Business Combination with (or acquisition of) one or more operating businesses in the business services industry. As described in Note G, the Company will not be able to consummate a Business Combination. An amount of $98,500,000, which includes $3,000,000 relating to the sale of warrants in the Private Placement and $3,700,000 deferred payment to the underwriters in the Offering, of the net proceeds was placed in a trust account (the “Trust Account”), and invested in money market funds meeting conditions of the Investment Company Act of 1940 or securities principally issued or guaranteed by the U.S. government until the earlier of (i) the consummation of its initial Business Combination or (ii) the distribution of the Trust Account as described below. As of September 30, 2008, 100% of the funds in the Trust Account were invested in the Treasury Trust Fund of BlackRock, Inc. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Certain of the Company’s executive officers have agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that the executive officers will be able to satisfy those obligations. Interest income earned on the funds in the Trust Account was permitted to be distributed to pay income taxes related to the taxable income of the Trust Account and up to $1,500,000, after tax, was permitted to be released to us upon demand, as follows: (x) an aggregate amount of up to $1,250,000, within 12 months after the Offering, and (y) an aggregate amount of up to $250,000 plus any remaining portion of the $1,250,000 not previously released to us during the initial 12-month period, during the period that is between 12 months and 24 months after the Offering. Under the terms of the Investment Management Trust Agreement the first release of funds from the Trust Account to the Company included income through the first full calendar quarter following the effective date of the IPO, which for the Company was the quarter ended June 30, 2007. As of

September 30, 2008, there had been $1,500,000 released to the Company from the Trust Account for working capital purposes and $1,855,000 for income taxes.
          If an initial Business Combination was approved and consummated, any Public Stockholder who voted against the initial Business Combination could have demanded that the Company convert his or her shares. The per share conversion price would have been equal to the amount in the Trust Account, including all accrued interest income (net of taxes payable on such interest income and after release of up to $1,500,000 of interest income, after tax, to fund working capital requirements), calculated as of two business days prior to the consummation of the proposed initial Business Combination, divided by the number of shares of common stock held by Public Stockholders at the date of the Offering without regard to the shares held by Initial Stockholders. Accordingly, Public Stockholders holding less than 20% of the aggregate number of shares owned by all Public Stockholders could have sought conversion of their shares in the event of such a Business Combination. Accordingly, a portion of the net proceeds from the offering (19.9999% of the amount placed in the Trust Account) had been classified as common stock subject to possible conversion and a portion of the interest earned on the Trust Account (19.9999% of the interest earned on the Trust Account net of related taxes payable and net of the amounts released for working capital) had been classified as deferred interest. Since the acquisitions were not approved by the stockholders, as described in Note G, the common stock subject to possible conversion was reclassified to paid-in capital and the deferred interest was recorded as interest income during the period ended September 30, 2008.
          Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
Note C—Initial Public Offering
On February 9, 2007, the Company sold 12,500,000 units (“Units”) at an offering price of $8.00 per Unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (each, a “Warrant”). Each Warrant entitled the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of (a) February 5, 2008 or (b) the consummation of an initial Business Combination with a target business, and expiring January 30, 2011. After the Warrants become exercisable, the Warrants would be redeemable at a price of $0.01 per Warrant upon 30 days notice and only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. Holders of the Warrants would not be entitled to net cash settlement and the Warrants may only be settled by delivery of shares of our common stock and not cash. No Warrant would be exercisable unless at the time of exercise a registration statement relating to shares of common stock issuable upon exercise of the Warrants is effective and a prospectus relating to the shares of common stock issuable upon exercise of the warrants is available for use and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the Warrants. Consequently, the Warrants will likely expire unexercised and unredeemed.
The Company agreed to pay the underwriters an underwriting discount of 7% of the gross proceeds of the Offering. However, the underwriters agreed that 3.7% of the underwriting discount would not be payable unless and until the Company completes a Business Combination and has waived it rights to receive such payment upon the Company’s liquidation if the Company is unable to complete a Business Combination. The deferred portion of the underwriters’ discount has been reclassified to stockholders equity based on the stockholders vote described in Note G.
Note D—Related Party Transaction
The Company presently occupies office space provided by Union Street Capital Management, LLC, the affiliate described below. Such affiliate has agreed that it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering and continuing until the earlier of the consummation of an initial Business Combination by the Company or the Company’s liquidation. The statement of operations for the three and nine months ended September 30, 2008 includes $22,500 and $67,500 and for the three and nine months ended September 30, 2007 includes $22,500 and $60,000 of expense relating to this agreement, respectively.
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
Note F—Common Stock
          At September 30, 2008, 15,500,000 shares were reserved for issuance upon the exercise of the Warrants and the Private Placement Warrants.
Note G — Status of Proposed Acquisitions
          On February 26, 2008 the Company entered into definitive agreements to acquire (i) all of the issued and outstanding shares of capital stock of Archway Marketing Services, Inc. pursuant to a Stock Purchase Agreement, dated as of February 26, 2008, by and among Union Street Acquisition Corp., Argenbright, Inc. and Archway Marketing Services, Inc. and (ii) 100% of the membership interests of Razor Business Strategy Consultants, LLC pursuant to a Membership Interest Purchase Agreement, dated as of February 26, 2008, by and among Union Street Acquisition Corp., Razor Business Strategy Consultants, LLC and the sellers of Razor Business Strategy Consultants, LLC (the “Acquisitions”).
          On June 23, 2008, Union Street entered into an agreement (the “Argenbright Agreement”) with Archway and Argenbright, whereby Union Street agreed to waive Argenbright’s compliance with the “non-solicitation” provisions of the Archway Purchase Agreement and release all claims that Union Street may have against Argenbright in connection with the presentation of an alternative transaction by certain principals of Union Street to Argenbright, provided that the pursuit of such an alternative transaction does not hinder or delay the consummation of the Acquisitions by Union Street. In consideration for such waiver, Argenbright agreed to waive its right to receive a termination fee as set forth in the Archway Purchase Agreement, subject to the consummation of an alternative transaction on or before the earlier of twenty (20) days after termination of the Archway Purchase Agreement, or October 31, 2008. For a more complete discussion of the Argenbright Agreement see our Current Report on Form 8-K filed on June 24, 2008.
     On September 14, 2008, the company entered into a letter agreement with Archway Marketing Holdings, Inc., a newly formed corporation (“HoldCo”), held by a limited liability company controlled by Tailwind Capital Partners (“Tailwind Capital”) whereby HoldCo agreed that if the Acquisitions are not approved by the stockholders the company and the HoldCo Acquisition, as defined below, is consummated, HoldCo will pay $750,000 to USQ in consideration for USQ providing HoldCo with, among other things, access to the legal and financial due diligence that USQ performed on Archway.
     On September 15, 2008, HoldCo into an Agreement and Plan of Merger (the “Merger Agreement”) whereby HoldCo agreed to acquire 100% of the issued and outstanding shares of capital stock of Archway Marketing Services, Inc. (“Archway”) from Argenbright, Inc. (“Argenbright”) at the same price and on substantially the same terms as are contained in the Archway Purchase Agreement, (the “HoldCo Acquisition”). Pursuant to the Merger Agreement, the HoldCo Acquisition would only be consummated if the Archway Purchase Agreement was terminated.
     On September 22, 2008, the Company held its special meeting of stockholders to vote on the proposed Acquisitions. At the special meeting of stockholders the proposed Acquisitions were not approved by the Company’s stockholders. Pursuant to its charter and terms of its initial public offering, the Company is not permitted to pursue any other transactions. The Company has begun the process of liquidating and dissolving itself in accordance with its charter and applicable law pending stockholder approval of its plan of liquidation and dissolution. As a result, the Company expects that the amounts held in its Trust Account, together with interest (net of applicable taxes), will be returned to the Company’s public stockholders. No payments will be made with respect to the Company’s outstanding warrants or to any of its initial stockholders with respect to the shares owned by them prior to the initial public offering. On October 21, 2008, the Company mailed to its stockholders a proxy statement seeking approval to effect the liquidation and dissolution at a special meeting of stockholders scheduled for November 19, 2008. For a more complete discussion see our Definitive Proxy Statement on Schedule 14A filed with the SEC on October 21, 2008.
     On October 31, 2008, the Company entered into a letter agreement (the “Amended Letter Agreement”) with HoldCo which amended that certain letter agreement between the Company and HoldCo, dated as of September 14, 2008, pursuant to which HoldCo agreed to pay to the Company a fee of $750,000 (the “Fee”) upon the closing of the transactions contemplated by the Agreement and Plan of Merger, dated as of September 14, 2008, by and among Archway Marketing Holdings, Inc., Archway Marketing Acquisition, Inc., Argenbright, Inc. and Archway Marketing Services, Inc., as amended (the “Merger

Agreement”). Pursuant to the Amended Letter Agreement, the Company and HoldCo agreed that in consideration of their additional efforts and risks related to the transactions arising from the significant changes in the financing and economic environment in recent weeks and the attendant difficulties, expenses and terms of obtaining reasonable financing for the transactions, the Fee was reduced from $750,000 to $250,000.
     On November 3, 2008, the Holdco Acquisition was consummated and the Company received the Fee.
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
Overview
     We were formed on July 18, 2006 as a blank check company for the purpose of acquiring, through a merger, stock exchange, asset acquisition, reorganization or similar business combination, one or more operating businesses. We intended to use cash derived from the net proceeds of our initial public offering to effect a business combination.
     On February 9, 2007, the Company sold 12,500,000 units (“Units”) at an offering price of $8.00 per Unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (each, a “Warrant”). Each Warrant entitled the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of (a) February 5, 2008 or (b) the consummation of an initial Business Combination with a target business and expiring January 30, 2011.
Recent Developments
     On September 14, 2008, the company entered into a letter agreement with Archway Marketing Holdings, Inc., a newly formed corporation (“HoldCo”), held by a limited liability company controlled by Tailwind Capital Partners (“Tailwind Capital”) whereby HoldCo agreed that if the Acquisitions were not approved by the stockholders the company and the HoldCo Acquisition, as defined below, is consummated, HoldCo would pay $750,000 to USQ in consideration for USQ providing HoldCo with, among other things, access to the legal and financial due diligence that USQ performed on Archway.

     On September 15, 2008, HoldCo, entered into an Agreement and Plan of Merger (the “Merger Agreement”) whereby HoldCo agreed to acquire 100% of the issued and outstanding shares of capital stock of Archway Marketing Services, Inc. (“Archway”) from Argenbright, Inc. (“Argenbright”) at the same price and on substantially the same terms as are contained in the Archway Purchase Agreement, (the “HoldCo Acquisition”). Pursuant to the Merger Agreement, the HoldCo Acquisition would only be consummated if the Archway Purchase Agreement was terminated.
     On September 22, 2008, the Company held its special meeting of stockholders to vote on the proposed Acquisitions. At the special meeting of stockholders the proposed Acquisitions were not approved by the Company’s stockholders. Pursuant to its charter and terms of its initial public offering, the Company is not permitted to pursue any other transactions. The Company will begin the process of liquidating and dissolving itself in accordance with its charter and applicable law pending stockholder approval of its plan of liquidation and dissolution. As a result, the Company expects that the amounts held in its Trust Account, together with interest (net of applicable taxes), will be returned to the Company’s public stockholders. No payments will be made with respect to the Company’s outstanding warrants or to any of its initial stockholders with respect to the shares owned by them prior to the initial public offering. On October 21, 2008, the Company mailed to its stockholders a proxy statement seeking approval to effect the liquidation and dissolution at a special meeting of stockholders scheduled for November 19, 2008. For a more complete discussion see our Definitive Proxy Statement on Schedule 14A filed with the SEC on October 21, 2008.
     On October 31, 2008, the Company entered into a letter agreement (the “Amended Letter Agreement”) with HoldCo which amended that certain letter agreement between the Company and HoldCo, dated as of September 14, 2008, pursuant to which HoldCo agreed to pay to the Company a fee of $750,000 (the “Fee”) upon the closing of the transactions contemplated by the Agreement and Plan of Merger, dated as of September 14, 2008, by and among Archway Marketing Holdings, Inc., Archway Marketing Acquisition, Inc., Argenbright, Inc. and Archway Marketing Services, Inc., as amended (the “Merger Agreement”). Pursuant to the Amended Letter Agreement, the Company and HoldCo agreed that in consideration of their additional efforts and risks related to the transactions arising from the significant changes in the financing and economic environment in recent weeks and the attendant difficulties, expenses and terms of obtaining reasonable financing for the transactions, the Fee was reduced from $750,000 to $250,000.
     On November 3, 2008, the HoldCo Acquisition was consummated and the Company received the Fee.
     As of September 30, 2008, $101,037,827 was held in trust and we had $204,074 of cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.
          Through September 30, 2008, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, entering into the agreements described above and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our private placement and initial public offering. For the three and nine months ended September 30, 2008, we earned $372,288 and $1,532,529, respectively, in interest income on the trust account.
          On February 19, 2008 and July 17, 2007, the Company had released to it $250,000 and $1,250,000, respectively, of investment income earned on the trust account for working capital purposes in accordance with the Investment Management Trust Agreement.
     The following table shows the total funds held in the trust account as of September 30, 2008:

Net proceeds from our initial public offering and private placement of warrants to Union Street Capital Management, LLC placed in trust	$94,800,000
Deferred underwriters’ discounts and commissions	3,700,000
Total interest received through September 30, 2008	5,892,827
Working capital disbursements through September 30, 2008	(1,500,000)
Less total disbursed for taxes through September 30, 2008	(1,855,000)

Total funds held in trust account as of September 30, 2008	$101,037,827

Results of Operations for the three and nine month period ended September 30, 2008
          Net loss of $195,829 reported for the three month period ended September 30, 2008 consisted primarily of investment income on the trust account of $372,288, the reversal of deferred interest income of $428,709, other interest income of $1,246 and an income tax benefit of $100,881 offset by the write-off of $934,218 of transaction related expenses, $17,250 expense for professional fees, $30,846 expense for director and officer liability insurance, $22,500 expense for a monthly administrative services agreement, $42,348 expense for travel and entertainment, $6,875 for AMEX listing fees, $40,000 for franchise tax, and $4,916 for other expenses. At September 30, 2008, we had cash outside of the trust fund of $204,074, prepaid expenses of $104,420 and accounts payable and accrued expenses of $151,918.
          Net income of $247,756 reported for the nine month period ended September 30, 2008 consisted primarily of investment income on the trust account of $1,429,378, the reversal of deferred interest income of $428,709, and other interest income of $11,370 offset by the write-off of $934,218 of transaction related expenses, $102,797 expense for professional fees, $99,017 expense for director and officer liability insurance, $67,500 expense for a monthly administrative services agreement, $127,784 expense for travel and entertainment, $20,625 for AMEX listing fees, $124,775 for franchise tax, $17,352 for other expenses and 127,632 of income tax expense. At September 30, 2008, we had cash outside of the trust fund of $204,074, prepaid expenses of $104,420 and accounts payable and accrued expenses of $151,918.
          We presently occupy office space provided by Union Street Capital Management LLC, an affiliate of our initial stockholders. Union Street Capital Management LLC has agreed that, until we consummate the acquisition of a target business, it will make such office space, as well as certain office and secretarial services, available to us, as we may require from time to time. We have agreed to pay Union Street Capital Management LLC $7,500 per month for such services commencing on February 1, 2007. The statement of operations for the three and nine months ended September 30, 2008 includes $22,500 and $67,500, respectively, related to this agreement.
Liquidity and Capital Resources
          We believe we will have sufficient available funds outside of the trust account to operate through February 7, 2009, or until our dissolution and liquidation.
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
ITEM 4. CONTROLS AND PROCEDURES
          An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2008 was made under the supervision and with the participation of our management. Based on that evaluation, our management concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          On September 22, 2008, the Company held a special meeting of stockholders at 10:00 a.m., Eastern Standard Time, at the offices of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C., 666 Third Avenue, New York, New York, 10017. At the special meeting, the stockholders voted upon but did not approve any of the proposals set forth below. As such, the Company plans to dissolve and liquidate as described in Part I, Item 2 of this Quarterly Report on Form 10-Q. A total of 15,625,000 shares issued in the Company’s initial public offering were eligible to vote at the meeting.

		Votes Against or
Proposal	Votes For	Withheld	Abstentions
Number 1
Proposal to approve both of (i) the Stock Purchase Agreement, dated as of February 26, 2008, by and among Union Street Acquisition Corp. (’’Union Street’’), Argenbright, Inc., a Georgia corporation (“Argenbright’’) and Archway Marketing Services, Inc., a Delaware corporation (“Archway’’) pursuant to which Union Street will purchase from Argenbright all of the issued and outstanding shares of capital stock of Archway (the “Archway Acquisition’’) and (ii) the Membership Interest Purchase Agreement, dated as of February 26, 2008, by and among Union Street, Razor Business Strategy Consultants LLC, a Texas limited liability company (“Razor’’) and the members of Razor (the “Sellers’’) pursuant to which Union Street will purchase from the Sellers 100% of the membership interests in Razor (the “Razor Acquisition’’) (the Archway Acquisition and the Razor Acquisition are collectively referred to as the “Acquisitions’’).
	34,708	11,552,103	0

Number 2
Proposal to approve the adoption of the Union Street 2008 Employee, Director and Consultant Stock Plan (the “Plan’’), pursuant to which Union Street will reserve up to 1,500,000 shares of common stock for issuance pursuant to the Plan. This Proposal is conditioned upon the approval of Proposal Number 1.	1,845,906	8,539,672	1,201,233

Number 3
Proposal to approve an amendment to Union Street’s amended and restated certificate of incorporation to remove Article Five entirely from Union Street’s certificate of incorporation. This Proposal is conditioned upon the approval of Proposal Number 1.	1,173,246	9,270,270	1,143,493

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNION STREET ACQUISITION CORP.
November 14, 2008	By:	/s/ A. Clayton Perfall
A. Clayton Perfall
Chief Executive Officer

November 14, 2008	By:	/s/ Brian H. Burke
Brian H. Burke
Chief Financial Officer